Form 10-Q
period 2021-03-31
DBV Technologies S.A.
filed 2021-05-05
CIK 1613780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, the registrant had 54,936,687 ordinary shares, nominal value €0.10 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

•

statements regarding the impact of the ongoing COVID-19 pandemic and its effects on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, other service providers and collaborators with whom we conduct business;

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2021. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement.

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

Part I – Financial Information

Item 1. Financial Statements

DBV Technologies S.A.

Condensed Consolidated Statements of Financial Position (unaudited)

(amounts in thousands, except share and per share data)

		March 31,	December 31,
	Note	2021	2020
Assets
Current assets :
Cash and cash equivalents	3	$152,459	$196,352
Trade receivables		—	2,230
Other current assets		7,349	8,792

Total current assets		159,809	207,375
Property, plant, and equipment, net		21,526	24,792
Right-of-use assets related to operating leases		9,168	10,104
Intangible assets		32	41
Other non-current assets		30,870	29,935

Total non-current assets		61,596	64,871

Total Assets		$221,405	$272,246

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	4	$17,176	$20,338
Short-term operating leases		3,314	3,708
Short-term financial debt		701	724
Current contingencies	6	4,246	5,016
Other current liabilities	4	13,394	22,926

Total current liabilities		38,831	52,713

Long-term operating leases		9,533	10,496
Long-term financial debt		350	543
Non-current contingencies	6	2,229	2,527
Other non-current liabilities		1,286	475

Total non-current liabilities		13,398	14,042

Total Liabilities		$52,229	$66,754

Shareholders’ equity :
Ordinary shares, €0.10 par value; 54,936,687 and 54,929,187 shares authorized, and issued as at March 31, 2021 and December 31, 2020, respectively, and 4,100,663 and 4,029,763 shares outstanding as at March 31, 2021 and December 31, 2020, respectively		$6,519	$6,518
Additional paid-in capital		1,153,516	1,152,042
Treasury stock, 60,588 and 112,302 ordinary shares as of March 31, 2021 and December 31, 2020, respectively, at cost		(681)	(1,169)
Accumulated deficit		(987,992)	(958,543)
Accumulated other comprehensive income		399	484
Accumulated currency translation effect		(2,586)	6,158

Total Shareholders’ equity		$169,176	$205,491

Total Liabilities and Shareholder’s equity		$221,405	$272,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(amounts in thousands, except share and per share data)

		Three Months Ended March 31,
	Note	2021	2020
Operating income	7	$2,941	$4,720

Operating expenses
Research and development expenses		(22,164)	(27,532)
Sales and marketing expenses		(729)	(7,297)
General and administrative expenses		(9,683)	(11,113)

Total Operating expenses		(32,575)	(45,942)

Loss from operations		(29,634)	(41,222)

Financial income		215	309

Loss before taxes		(29,419)	(40,913)

Income tax		(30)	—

Net loss		$(29,449)	$(40,913)

Other comprehensive loss
Foreign currency translation differences, net of taxes		(8,744)	(6,064)
Actuarial (losses) gains on employee benefits, net of taxes		(85)	189

Comprehensive loss		$(38,279)	$(46,788)

Basic/diluted Net loss per share attributable to shareholders	11	$(0.54)	$(0.79)

Weighted average shares outstanding used in computing per share amounts:		54,880,776	51,802,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

		Three Months Ended March 31,
	Notes	2021	2020
Net loss for the period		$(29,449)	$(40,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accrued contingencies		1,483	1,548
Retirement pension obligations		—	109
Expenses related to share-based payments		1,433	3,073
Other elements		(456)	419
Changes in operating assets and liabilities:
Decrease (increase) in inventories and work in progress		—	(2,402)
Decrease (increase) in trade receivables		2,101	—
Decrease (increase) in other current assets		(417)	122
(Decrease) increase in trade payables		(2,567)	(3,212)
(Decrease) increase in other current and non-current liabilities		(7,980)	(8,382)
Change in operating lease liabilities and right of use assets		(353)	(45)
Net cash flow used in operating activities		(36,204)	(49,683)

Cash flows used in investing activities:
Acquisitions of property, plant, and equipment, net from proceeds		(184)	(816)
Acquisitions of intangible assets		—	(114)
Acquisitions of non-current financial assets		(1)	—

Net cash flows used in investing activities		(185)	(930)

Cash flows provided by financing activities:
(Decrease) increase in conditional advances		(164)	7
Treasury shares		578	(412)
Capital increases, net of transaction costs		42	151,023
Other cash flows related to financing activities		(17)	(7)

Net cash flows provided by financing activities		440	150,611

Effect of exchange rate changes on cash and cash equivalents		(7,944)	(5,811)

Net (decrease) / increase in cash and cash equivalents		(43,893)	94,187

Net Cash and cash equivalents at the beginning of the period		196,352	193,255

Net cash and cash equivalents at the end of the period	3	$152,459	$287,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2020	47,028,510	$5,645	$1,003,595	$(230)	$(798,988)	$108	$(16,945)	$193,186
Net (loss)	—	—	—	—	(40,913)	—	—	(40,913)
Other comprehensive income (loss)	—	—	—	—	—	189	(6,064)	(5,875)
Issuance of ordinary shares	7,898,677	873	150,150	—	—	—	—	151,023
Treasury shares	—	—	—	(832)	—	—	—	(832)
Share-based payments	—	—	3,073		—	—	—	3,073

Balance at March 31, 2020	54,927,187	$6,518	$1,156,818	$(1,062)	$(839,901)	$297	$(23,009)	$299,662

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive gain (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2021	54,929,187	$6,518	$1,152,042	$(1,169)	$(958,543)	$484	$6,158	$205,491
Net (loss)	—	—	—	—	(29,449)	—	—	(29,449)
Other comprehensive (loss)	—	—	—	—	—	(85)	(8,744)	(8,829)
Issuance of ordinary shares	7 500	1	42	—	—	—	—	42
Treasury shares	—	—	—	488	—	—	—	488
Share-based payments	—	—	1,433	—	—	—	—	1,433

Balance at March 31, 2021	54,936,687	$6,519	$1,153,516	$(681)	$(987,992)	$399	$(2,586)	$169,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Note 1: The Company

Incorporated in 2002 under the laws of France, DBV Technologies S.A. (“DBV Technologies,” or the “Company”, or the “group”) is a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin™. The Company’s therapeutic approach is based on epicutaneous immunotherapy, or EPIT™, a proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin™.

Basis of Presentation

The condensed consolidated financial statements of the Company and its wholly-owned subsidiaries are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and are presented in U.S. dollars. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated on consolidation.

The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2021 (the “Annual Report”). The condensed consolidated statement of financial position at December 31, 2020 was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The Company’s critical accounting policies are detailed in the Annual Report. The Company’s critical accounting policies have not changed materially since December 31, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. However, these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the results of the interim period. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2021, or any other future period.

Use of estimates

The preparation of the Company’s condensed consolidated financial statements requires the use of estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of income and expenses during the period. The Company bases its estimates and assumptions on historical experience and other factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The actual results may differ from these estimates.

On an on-going basis, management evaluates its estimates, primarily those related to: (1) evaluation of costs and measure of progress of the development activities conducted as part of the collaboration agreement with Nestlé Health Science, (2) research tax credits, (3) assumptions used in the valuation of right of use assets - operating lease, (4) impairment of right-of-use assets related to leases and property, plant and equipment, (5) recoverability of the Company’s net deferred tax assets and related valuation allowance, (6) assumptions used in the valuation model to determine the fair value and vesting conditions of share-based compensation plan and, (7) estimate of contingencies.

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

Following receipt of a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) in connection with its Biologics License Application (“BLA”) for Viaskin™ Peanut, beginning in August 2020, the Company scaled down its other clinical programs and pre-clinical spend to focus on Viaskin™ Peanut. The Company also initiated a global restructuring plan in June 2020 to provide operational latitude to progress the clinical development and regulatory review of Viaskin™ Peanut in the United States and European Union. Based on guidance received from the FDA in January 2021, the Company’s plans to implement such guidance, and expected cost savings from implementation of the global restructuring plan, the Company expects that its current balance of cash and cash equivalents of $152.5 million as of March 31, 2021 will be sufficient to fund its operations for at least the next 12 months.

The Company intends to seek additional capital as it prepares for the launch of Viaskin Peanut, if approved, and continues other research and development efforts. The Company may seek to finance its future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive financings. As a result of disruptions to the global financial markets as a result of the ongoing COVID-19 pandemic, the Company cannot guarantee that it will be able to obtain the necessary financing to meet its needs or to obtain funds at attractive terms and conditions. The ongoing COVID-19 pandemic has already caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to the Company, including reduced ability to raise additional capital when needed or on acceptable terms, if at all.

Accounting Pronouncements adopted in 2021

Effective January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial position or results of operations.

Accounting Pronouncements issued not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 - Financial Instruments - Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB has issued ASU 2019-10 which has resulted in the postponement of the effective date of the new guidance for eligible smaller reporting companies to the fiscal year beginning January 1, 2023. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the guidance on its Consolidated Financial Statements. The Company does not expect this new standard will have a material impact on its consolidated financial statements.

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

Note 2: Significant Events and Transactions

Clinical programs

ViaskinTM Peanut for children ages 4-11

In January 2020, the Company announced positive topline results of the three-year, open-label extension of its Phase III PEPITES trial, or PEOPLE trial, evaluating the long-term efficacy and safety of investigational Viaskin Peanut in peanut-allergic children ages 4 to 11 years. The results demonstrated long-term clinical benefit as shown by an increase in eliciting dose (“ED”), which may decrease the chance of reacting to an accidental peanut exposure. After three years, the Company observed that 75.9% (107/141) of patients had increased their ED from baseline, and 51.8% (73/141) of patients reached an ED of at least 1,000 mg peanut protein by year three. The safety profile of Viaskin Peanut was consistent with that observed in the clinical program to date in over 1,000 patients. During the PEOPLE trial, the most common adverse events were mild to moderate skin reactions localized to the administration site, and there was no epinephrine use deemed related to treatment. No treatment related serious adverse events were reported. One patient experienced one case of mild anaphylaxis that was determined by the investigator to be possibly related to treatment and resolved without anti-anaphylactic treatment. Treatment compliance remained high throughout the study at a mean of 98% over three years of treatment. Low discontinuations due to adverse events were observed.

In February 2020, the FDA announced an Allergenic Products Advisory Committee meeting to be held on May 15, 2020 to discuss the Biologics License Application (BLA) for Viaskin Peanut. On March 16, 2020, the Company announced that the FDA had informed us that during its ongoing review of the Company’s BLA for Viaskin Peanut, it had identified questions regarding efficacy, including the impact of patch-site adhesion. Therefore, the Advisory Committee meeting to discuss the BLA originally scheduled on May 15, 2020 was cancelled.

On August 4, 2020, the Company announced that FDA has issued a Complete Response Letter in which the FDA indicated it could not approve the Viaskin Peanut BLA in its current form. The FDA identified concerns regarding the impact of patch-site adhesion on efficacy and indicated the need for patch modifications, and subsequently a new human factor study. The FDA also indicated that supplementary clinical data would need to be generated to support the modified patch. In addition, the FDA requested additional Chemistry, Manufacturing and Controls, or CMC, data. The FDA did not raise any safety concerns related to Viaskin Peanut.

On January 13, 2021, the Company received written responses from the FDA to questions provided in the Type A meeting request the Company submitted in October 2020 following the CRL. The Company believes the FDA feedback provides a well-defined regulatory path forward. In exchanges with the FDA, the Company proposed potential resolutions to two main concerns identified by the FDA in the CRL: the impact of patch adhesion and the need for patch modifications. The FDA agreed with the Company’s position that a modified Viaskin Peanut patch should not be considered as a new product entity provided the occlusion chamber of the current Viaskin Peanut patch and the peanut protein dose of 250 µg (approximately 1/1000 one peanut) remains unchanged and performs in the same way it has performed previously. In order to confirm the consistency of efficacy data between the existing and modified patches, the FDA has requested an assessment comparing the uptake of allergen (peanut protein) between the patches in peanut allergic children ages 4 to 11 years. The FDA also recommended conducting a 6-month, well-controlled safety and adhesion trial to assess the modified Viaskin Peanut patch in the intended patient population.

On November 2, 2020, the Company announced that its Marketing Authorization Application, or MAA, for Viaskin Peanut had been validated by the European Medicines Agency, or EMA. The validation of the MAA confirmed that the submission was sufficiently complete to begin the formal review process for Viaskin Peanut to treat peanut allergies in children ages 4 to 11 years. The Company received the first set of questions from the EMA, during the first quarter of 2021, which were consistent with the Company’s expectations and prefiling conversations with the EMA. The Company did not receive questions about the impact of adhesion on efficacy. The EMA’s Committee for Medicinal Products for Human Use will provide a recommendation to the European Commission, or EC, on whether to grant a marketing authorization when its review of the Viaskin Peanut MAA is complete.

Viaskin Peanut for children ages 1-3

On June 26, 2020, the Company announced that in Part A, patients in both treatment arms showed consistent treatment effects after 12 months of therapy, as assessed by a double-blind placebo-controlled food challenge and biomarker results. Part A subjects were not included in Part B and the efficacy analyses from Part A were not statistically powered to demonstrate superiority of either dose versus placebo. These results validate the ongoing investigation of the 250 μg dose in this age group, which is the dose being studied in Part B of the study. Enrollment for Part B of EPITOPE was completed in the first quarter of 2021.

Financing

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

Consequently, following partial exercise of the Option, the total number of ordinary shares sold in the global offering was 7,838,687 ordinary shares, including 4,874,268 ordinary shares in the form of 9,748,536 ADSs, bringing the total gross proceeds from the global offering to $160.7 million and net proceeds of $150.0 million.

Restructuring

The Company initiated a global restructuring plan in June 2020 to provide operational latitude to progress in the clinical development and regulatory review of investigational Viaskin Peanut in the United States and European Union. The Company expects full implementation of the organization-wide costs reduction measures to be completed by the second half of 2021.

The following table summarizes restructuring activities as of March 31, 2021 included in current contingencies and other current liabilities in the statement of financial position:

Restructuring liabilities
Restructuring liability - January 1, 2021	9,387
Amounts paid	(4,854)
Other effect including currency translation effect	(220)

Restructuring liability - March 31, 2021	4,313

of which current contingencies	1,511
of which other current liabilities	2,803

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. This global health crisis led many countries to impose national containment measures and travel bans. In view of this exceptional situation, the Company decided to take all measures aimed primarily at guaranteeing the safety of its employees and the continuation of ongoing clinical trials, in compliance with the directives of the authorities in each country. The Company has experienced a decrease in new patients enrolling in the ongoing clinical studies and it has had to adapt the protocols of its clinical trials because patients remain subject to travel restrictions.

The Company has assessed the impact of the uncertainties created by the pandemic. As of March 31, 2021, those uncertainties were taken into account in the assumptions underlying the estimates and judgments used by the Company. The Company continues to update these estimates and assumptions as the situation evolves. The effects of the COVID-19 pandemic are presented in the relevant line items of the condensed consolidated statement of financial position and the condensed consolidated statement of operations according to the function or nature of the income or expense.

Legal Proceedings

A class action complaint was filed on January 15, 2019 in the United States District Court for the District of New Jersey, entitled Travis Ito-Stone v. DBV Technologies, et al., Case No. 2:19-cv-00525. The complaint alleged that the Company and its former Chief Executive Officer, its current Chief Executive Officer, and its former Deputy Chief Executive Officer violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s securities between February 14, 2018 and March 16, 2020.

The Company believes that the allegations contained in the amended complaint are without merit and will defend the case vigorously. The Company believes this complaint will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 3: Cash and Cash Equivalents

The following table presents for each reported period, the breakdown of cash and cash equivalents:

	March 31,	December 31,
	2021	2020
Cash	58,069	42,341
Cash equivalents	94,390	154,011

Total cash and cash equivalents as reported in the statements of financial position	152,459	196,352

Cash equivalents are immediately convertible into cash at no or insignificant cost, on demand. They are measured using level 1 fair value measurements.

Note 4: Trade Payables and Other Current Liabilities

4.1 Trade Payables

No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each fiscal period presented.

4.2 Other Current Liabilities

Other current liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
Employee related liabilities	9,245	16,661
Deferred income	3,378	4,687
Tax liabilities	312	580
Other debts	460	999

Total	13,394	22,926

The other current liabilities include short-term debt to employees including employee termination allowance and benefits as part of the restructuring (refer to Note 2, “Significant Events and Transactions of the Period – Restructuring”), bonus accruals, and social welfare and tax agency obligations.

Deferred income primarily includes deferred income from the collaboration agreement with Nestlé Health Science, which amounted to $3.4 million as of March 31, 2021.

Note 5: Share-Based Payments

The Board of Directors has been authorized by the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options plan (“SO”), employee warrants (Bons de Souscription de Parts de Créateur d’Entreprise or “BSPCE”) and (Bons de Souscription d’Actions or “BSA”).

During the three months ended March 31, 2021, the Company granted 75,600 stock options and 24,900 restricted stock.

There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 14 to the consolidated financial statements included in the Annual Report.

Stock options fair value assumptions during the three months ended March 31, 2021
Weighted average share price at grant date in €	9.3
Weighted average expected volatility	90.9%
Weighted average risk-free interest rate	(0.36)%
Weighted average expected term (in years)	6
Dividend yield	—
Weighted average fair value of stock-options in €	6.9

Change in Number of BSA/BCE/SO/RSU

	Number of outstanding
	BSA	BCE	SO	RSUs
Balance as of December 31, 2020	218,008	5,500	2,610,510	1,118,745
Granted during the period	—	—	75,600	24,900
Forfeited during the period	—	—	(15,400)	(13,700)
Exercised/released during the period	—	(500)	—	—
Expired during the period	—	—	—	—

Balance as of March 31, 2021	218,008	5 000	2,670,710	1,129,945

Reconciliation of the share-based payments expenses with the consolidated statements of operations

	Three Months Ended March 31,
	2021		2020
Research and development	SO	(376)	(876)
	RSU	(251)	(392)
Sales and marketing	SO	(49)	(598)
	RSU	(22)	(2)
General and administrative	SO	(644)	(1,071)
	RSU	(91)	(133)

Total share-based compensation expense		(1,433)	(3,073)

Note 6: Contingencies

Current contingencies and non-current contingencies break down as follows:

	March 31,	December 31,
	2021	2020
Current contingencies	4,246	5,016
Non-current contingencies	2,229	2,527

Total contingencies	6,474	7,542

The table below shows movements in contingencies:

	Pension retirement obligations	Collaboration agreement - Loss at completion	Other contingencies	Total
At January 1, 2021	937	3,956	2,649	7,542
Increases in liabilities	—	—	—	—
Used liabilities	—	(434)	(515)	(949)
Reversals of unused liabilities	—	—	—	—

Net interest related to employee benefits, and unwinding of discount	—	—	—	—
Actuarial gains and losses on defined-benefit plans	85	—	—	85
Other effects including currency translation effect	(44)	(164)	4	(204)

At March 31, 2021	978	3,358	2,139	6,474

Of which current	—	2,107	2,139	4,246
Of which non-current	978	1,251	—	2,229

In 2020 and during the first three months of 2021, the ongoing COVID-19 pandemic impacted the Company’s current clinical trials, including its Phase II clinical trial conducted as part of the development activities pursuant to the collaboration and license agreement with Nestlé Health Science. The Company experienced a decrease in new patients enrolling in this Phase II clinical trial and modified the protocols of the clinical trial. As a result of these delays, the Company expects to incur additional clinical and production costs related to the Phase II clinical trial. Starting the last quarter of the fiscal year 2020, an accrual in the amount of the difference between the Company’s current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase II clinical trial has been recorded.

Other contingencies are primarily composed of the estimated expenses to be incurred as part of the employee-related costs related to restructuring, as well as estimated cost of refurbishing lease premises (Refer to Note 2, “Significant Events and Transactions—Restructuring contingencies).

There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 15 to the consolidated financial statements included in the Annual Report.

Note 7: Operating income

The operating income is broken down in the following manner:

	Three Months Ended March 31,
	2021	2020
Research tax credit	1,807	2,902
Other operating income	1,133	1,818

Total	2,941	4,720

As of March 31, 2021, the Company recorded its collaboration contract’s income based on its updated measurement of progress of the Phase II clinical trial conducted as part of the collaboration and license agreement with Nestlé Health Science. The accrual recorded in the amount of the difference between the Company’s current best estimates of costs yet to be incurred and income yet to be recognized for the completion of the Phase II clinical trial has been updated accordingly.

Note 8: Allocation of Personnel Expenses

The Company had an average of 121 employees during the three months ended March 31, 2021, in comparison with an average of 311 employees during the three months ended March 31, 2020.

Allocation of Personnel Expenses by Function:

	Three Months Ended March 31,
	2021	2020
Research and development expenses	4,718	10,204
Sales and marketing expenses	518	4,197
General and administrative expenses	3,766	4,283

Total personnel expenses	9,002	18,684

Allocation of Personnel Expenses by Nature:

	Three months Ended March 31,
	2021	2020
Wages and salaries	4,454	12,872
Social security contributions	1,332	663
Expenses for pension commitments	402	915
Employer contribution to bonus shares	1,381	1,162
Share-based payments	1,433	3,073

Total personnel expenses	9,002	18,684

The decrease in personnel expenses is mainly due to a decreased headcount as well as reductions in accrued bonuses, retention measures and share-based compensation expenses, partly as a result of the 2020 global restructuring plan.

Note 9: Commitments

There have been no significant changes in other commitments from those disclosed in Note 19 to the consolidated financial statements included in the Annual Report.

Note 10: Relationships with Related Parties

There were no new significant related-party transactions during the period nor any change in the nature of the transactions from those described in Note 20 to the consolidated financial statements included in the Annual Report.

Note 11: Loss Per Share

Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the three months ended March 31, 2021 and 2020, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive as a result of the Company’s net loss.

The following is a summary of the ordinary share equivalents that were excluded from the calculation of diluted net loss per share for each of the three months ended March 31, 2021 and 2020 indicated in number of potential shares:

	Three Months Ended March 31,
	2021	2020
Non-employee warrants	225,008	225,008
Employee warrants	75,000	82,500
Stock-options	2,670,710	2 835,635
Restricted stock units	1,129,945	696,895

Note 12: Events after the Close of the Period

The Company evaluated subsequent events that occurred after March 31, 2021, through the date the condensed consolidated financial statements were issued after their approval by the Board of Directors on April 30, 2021 and determined that there are no significant events that require adjustments or disclosure in such condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Report and with our audited financial statements and related notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 17, 2021, or the Annual Report. This discussion and other parts of this Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause such differences are discussed in the section of this Report titled “Special Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in the Annual Report.

Overview

We are a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin. Our therapeutic approach is based on epicutaneous immunotherapy, or EPITTM, our proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin. We have generated significant data demonstrating that Viaskin’s mechanism of action is novel and differentiated, as it targets specific antigen-presenting immune cells in the skin, called Langerhans cells, that capture the antigen and migrate to the lymph node in order to activate the immune system without passage of the antigen into the bloodstream, minimizing systemic exposure in the body. We are advancing this unique technology to treat patients, including infants and children, suffering from food allergies, for whom safety is paramount, since the introduction of the offending allergen into their bloodstream can cause severe or life-threatening allergic reactions, such as anaphylactic shock.

On January 13, 2021, the Company received written responses from the FDA to questions provided in the Type A meeting request the Company submitted in October 2020 following the CRL. We believe the FDA feedback provides a well-defined regulatory path forward. In exchanges with the FDA, we proposed potential resolutions to two main concerns identified by the FDA in the CRL: the impact of patch adhesion and the need for patch modifications. The FDA agreed with our position that a modified Viaskin Peanut patch should not be considered as a new product entity provided the occlusion chamber of the current Viaskin Peanut patch and the peanut protein dose of 250 µg (approximately 1/1000 of a peanut) remains unchanged and performs in the same way it has performed previously. In order to confirm the consistency of efficacy data between the existing and modified patches, the FDA has requested an assessment comparing the uptake of allergen (peanut protein) between the patches in peanut allergic children ages 4 to 11 years. The FDA also recommended conducting a 6-month, well-controlled safety and adhesion trial to assess the modified Viaskin Peanut patch in the intended patient population. We intend to submit the protocols for the safety and adhesion study and the allergen uptake study to the FDA for review and comments before initiating the trials. We will address details about a new human factor, or HF, validation study and additional CMC data in subsequent interactions with the FDA

During the first quarter of 2021, we received the first set of questions from the European Medicines Agency, or EMA, regarding the Marketing Authorization Application, or MAA, for Viaskin Peanut as a treatment for peanut allergy in children ages 4-11.. The questions were consistent with our expectations and prefiling conversations with the EMA. We did not receive questions about the impact of adhesion on efficacy. The EMA’s Committee for Medicinal Products for Human Use will provide a recommendation to the European Commission, or EC, on whether to grant a marketing authorization when its review of the Viaskin Peanut MAA is complete.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenue, costs and expenses recognized during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no new policies or significant changes to our critical accounting policies as disclosed in the critical accounting policies described in the Annual Report. Our significant accounting policies are more fully described in Note 1 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

The following table summarizes our results of operations, derived from our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Operating income	$2,941	$4,720

Operating expenses
Research and development expenses	(22,164)	(27,532)
Sales and marketing expenses	(729)	(7,297)
General and administrative expenses	(9,683)	(11,113)
Restructuring expenses	—	—

Total Operating expenses	(32,575)	(45,942)

Financial income	215	309

Income tax	(30)	—

Net loss	$(29,449)	$(40,913)

Basic/diluted Net loss per share attributable to shareholders	$(0.54)	$(0.79)

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

Operating Income

We generated operating income of $2.9 million during the three months ended March 31, 2021 compared to $4.7 million during the three months ended March 31, 2020, a decrease of 37.7%. This income was mainly generated from the French research tax credit (crédit d’impôt recherche), or CIR, and by revenue recognized under our collaboration agreement with Nestlé Health Science.

	Three Months Ended March 31		% change
	2021	2020	2021 vs 2020
Sales	—	—
Other income	2,941	4,720	(37.7)%
Research tax credit	1,807	2,902	(37.7)%
Other operating income	1,133	1,818	(37.6)%

Total operating income	2,941	4,720	(37.7)%

The decrease in operating income is primarily attributable to the decrease of the CIR, as eligible expenses have declined in correlation with Research and Development costs.

As of March 31, 2021, we recorded our collaboration contract income based on our updated measurement of progress of the Phase II clinical trial conducted as part of the collaboration and license agreement with Nestlé Health Science. The accrual recorded in the amount of the difference between our current best estimates of costs yet to be incurred and income yet to be recognized for the completion of the Phase II clinical has been updated accordingly.

Operating Expense

The following table summarizes our operating expense excluding restructuring incurred during the three months ended March 31, 2021 and 2020:

	Three months Ended March 31		% change
	2021	2020	2021 vs 2020
Research and development expenses	22,164	27,532	(19.5)%
Sales and marketing expenses	729	7,297	(90.0)%
General and administrative expenses	9,683	11,113	(12.9)%

Total operating expenses	32,575	45,942	(29.1)%

Operating expenses for the three months ended March 31, 2021 were $32.6 million compared to $45.9 million for the three months ended March 31, 2020. The $13.4 million decrease in operating expenses is mainly attributable to a decrease in personnel expenses directly related to the workforce reduction we implemented as part of our 2020 global restructuring plan. Personnel expenses decreased by $9.7 million, or 52%, to $9.0 million during the three months ended March 31, 2021 from $18.7 million for the three months ended March 31, 2020. Average headcount decreased 61% between the two periods, from 311 FTEs for the three months ended March 31, 2020 to and 121 FTEs for the three months ended March 31, 2021. By function, the personnel expenses, including share-based payment expenses, decreased as follows:

	Three Months Ended March 31,		% change
	2021	2020	2021 vs 2020
Research and development expenses	4,718	10,204	(53.8)%
Sales and marketing expenses	518	4,197	(87.7)%
General and administrative expenses	3,766	4,283	(12.1)%

Total personnel expenses	9,002	18,684	(51.8)%

The decrease in other operating expenses was primarily due to the budget discipline measures taken by DBV. In particular, sales and marketing consulting fees dropped by 96.8% or $2.6 million, from $2.7 million for the three months ended March 31, 2020 to $0.1 million for the three months ended March 31, 2021 and general and administrative fees decreased by 43.5% or $1.7 million, from $4.0 million for the three months ended March 31, 2020 to $2.3 million for the three months ended March 31, 2021.

As a result of the ongoing COVID-19 pandemic, we also experienced a decrease in other expenses, in particular tradeshows and travel expenses.

Restructuring

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

As of March 31, 2021, we had 104 employees. We expect full implementation of the organization-wide costs reduction measures to be completed by the second half of 2021.

The restructuring costs, which were $23.6 million as of December 31, 2020, were mainly comprised of payroll expenses, restructuring-related consulting and legal fees, as well as impairment of facilities and right of use assets following resizing of facilities.

During the three months ended March 31, 2021, the restructuring liability evolved as presented below:

Restructuring liabilities
Restructuring liability - January 1, 2021	9,387
Amounts paid	(4,854)
Other effect including currency translation effect	(220)

Restructuring liability - March 31, 2021	4,313

of which current contingencies	1,511
of which other current liabilities	2,803

They were no restructuring costs for three months ended March 31, 2021 and 2020.

Financial income

Our financial income was $0.2 million for the three months ended March 31, 2021 and 2020. This item mainly includes foreign exchange income.

Net loss

Net loss was $29.4 million for the three months ended March 31, 2021, compared to $40.9 million for the three months ended March 31, 2020. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.54 and $0.79 for three months ended March 31, 2021 and 2020, respectively.

Summary Statement of Cash Flows

The table below summarizes our sources and uses of cash for the three months ended March 21, 2021 and 2020.

	Three Months Ended March 31,		% change
(Amounts in thousands of U.S. Dollars)	2021	2020	2021 vs 2020
Net cash flow used in operating activities	(36,204)	(49,683)	(27.1)%
Net cash flow used in investing activities	(185)	(930)	(80.1)%
Net cash flow provided by financing activities	440	150,611	(99.7)%
Effect of exchange rate changes on cash and cash equivalents	(7,944)	(5,811)	(36.7)%

Net (decrease) increase in cash and cash equivalents	(43,893)	94,187	(146.6)%

Operating Activities

Our net cash flows used in operating activities were $36.2 million and $49.7 million during the three months ended March 31, 2021 and 2020, respectively. Our net cash flows used in operating activities decreased by $13.5 million, or 27.2%, mainly due to the budget discipline measures we took, in particular the decrease in personnel expenses, which was directly related to the workforce reduction we implemented as part of our global restructuring plan. Cash flows used in operating activities for the three months ended March 31, 2021 included $4.9 million in restructuring amounts paid.

Investing Activities

Our net cash flows used in investing activities were $0.2 million and $0.9 million during the three months ended March 21, 2021 and 2020, respectively. Those investments were mainly for our industrial machinery and equipment, which are commissioned in order to support the commercialization of Viaskin Peanut, if approved.

Financing Activities

Our net cash flows provided by financing activities decreased to $0.4 million during the three months ended March 21, 2021 from $150.6 million during the three months ended March 21, 2020. Financing activities consisted mainly of our underwritten global offering in the first quarter of 2020.

Based on our current assumptions, we expect that our current cash and cash equivalents will support our operations until the second half of 2022

Contractual Obligations and Other Commitments

There have been no material changes in our contractual obligations and commitments from those disclosed in the Annual Report.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have variable interests in variable interest entities.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks have not changed materially from those disclosed in Item 7A of the Annual Report.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitation on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error of fraud may occur and not be detected.

PART II – Other information

Item 1.	Legal Proceedings

See “Note 2: Significant Events and Transactions – Legal Proceedings” in the notes to the condensed consolidated financial statements included elsewhere in this Report.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, we granted 75,600 stock options and 24,900 restricted stock units to employees in France and in the United States.

During the three months ended March 31, 2021, we issued 7,500 ordinary shares following the exercise of employee warrants by an employee in France, for proceeds of $42,000.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation S promulgated under Section 5 of the Securities Act, as transactions by an issuer not involving any public offering or as offerings made to non-U.S. resident employees pursuant to an employee benefit plan established and administered in accordance with the law of a country other than the United States (namely, the Republic of France) and in accordance with that country’s practices and documentation. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6. Exhibits.

Exhibit Index

Exhibit	Description	Incorporated by Reference
		Schedule / Form	File Number	Exhibit	File Date

3.1	By-laws (statuts) of the registrant (English translation)	10-K	001-36697	3.1	3/17/2021

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Amended

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DBV Technologies S.A.

Date: May 5, 2021
	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer)
(Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Sébastien Robitaille
Sébastien Robitaille
Chief Financial Officer
(Principal Financial and Accounting Officer)