Form 10-Q
period 2021-06-30
DBV Technologies S.A.
filed 2021-08-02
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
  No
As of July 30, 2021, the registrant had 55,011,687 ordinary shares, nominal value €0.10 per share, outstanding.

Unless the context otherwise requires, we use the terms “DBV”, “DBV Technologies,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q, to refer to DBV Technologies S.A. and, where appropriate, its consolidated subsidiaries. “Viaskin
™
”, “EPIT
™
” and our other registered and common law trade names, trademarks and service marks are the property of DBV Technologies S.A. or our subsidiaries. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to without the
®
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

•
our expectations regarding the timing or likelihood of regulatory filings and approvals, including with respect to our anticipated re-submission
of a Biologics License Application for Viaskin
TM
Peanut to the U.S. Food and Drug Administration;

•	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;

•	the sufficiency of existing capital resources;

•	our business model and our other strategic plans for our business, product candidates and technology;

•	our ability to manufacture clinical and commercial supplies of our product candidates and comply with regulatory requirements related to the manufacturing of our product candidates;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize Viaskin Peanut and/or our other product candidates, if approved;

•	the commercialization of our product candidates, if approved;

•	our expectations regarding the potential market size and the size of the patient populations for Viaskin Peanut and/or our other product candidates, if approved, and our ability to serve such markets;

•	the pricing and reimbursement of our product candidates, if approved;

•	the rate and degree of market acceptance of Viaskin Peanut and/or our other product candidates, if approved, by physicians, patients, third-party payors and others in the medical community;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

•	our ability to maintain and establish collaborations or obtain additional grant funding;

•	our financial performance;

•	developments relating to our competitors and our industry, including competing therapies; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors.” in our most recent Annual Report on Form 10-K and in any subsequent Quarterly Reports on Form 10-Q.
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
In addition, any forward-looking statement in this Quarterly Report on Form 10-Q represents our views only as of the date of this Quarterly Report on Form 10-Q and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Part I – Financial Information
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in thousands, except share and per share data)

		June 30,	December 31,
	Note	2021	2020
Assets
Current assets :
Cash and cash equivalents	3	$125,484	$196,352
Trade receivables		—	2,230
Other current assets		13,107	8,792

Total current assets		138,592	207,375
Property, plant, and equipment, net		20,579	24,792
Right-of-use assets related to operating leases		8,630	10,104
Intangible assets		25	41
Other non-current assets		32,758	29,935

Total non-current assets		61,992	64,871

Total Assets		$200,584	$272,246

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	4	$16,335	$20,338
Short-term operating leases		2,761	3,708
Short-term financial debt		710	724
Current contingencies	7	6,227	5,016
Other current liabilities	4	12,666	22,926

Total current liabilities		38,698	52,713

Long-term operating leases		9,155	10,496
Long-term financial debt		177	543
Non-current contingencies	7	6,064	2,527
Other non-current liabilities	4	3,471	475

Total non-current liabilities		18,867	14,042

Total Liabilities		$57,565	$66,754

Shareholders’ equity :
Ordinary shares, €0.10 par value; 55,011,687 and 54,929,187 shares authorized, and issued as at June 30, 2021 and December 31, 2020, respectively, and 3,943,548 and 4,029,763 shares outstanding as at June 30, 2021 and December 31, 2020, respectively		$6,529	$6,518
Additional paid-in capital		357,530	1,152,042
Treasury stock, 77,875 and 112,302 ordinary shares as of June 30, 2021 and December 31, 2020, respectively, at cost		(866)	(1,169)
Accumulated deficit		(220,823)	(958,543)
Accumulated other comprehensive income		446	484
Accumulated currency translation effect		203	6,158

Total Shareholders’ equity	5	$143,019	$205,491

Total Liabilities and Shareholders’ equity		$200,584	$272,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2021	2020	2021	2020
Operating income	8	$(1,488)	$3,610	$1,453	$8,330

Operating expenses
Research and development expenses		(20,179)	(21,932)	(42,343)	(49,464)
Sales and marketing expenses		(1,198)	778	(1,927)	(6,519)
General and administrative expenses		(8,269)	(8,862)	(17,951)	(19,975)
Restructuring expenses		—	(21,288)	—	(21,288)

Total Operating expenses		(29,646)	(51,305)	(62,221)	(97,246)

Loss from operations		(31,134)	(47,694)	(60,768)	(88,916)

Financial income (expense)		46	(506)	261	(196)

Loss before taxes		(31,088)	(48,200)	(60,507)	(89,112)

Income tax		434	(3)	404	(3)

Net loss		$(30,654)	$(48,203)	$(60,103)	$(89,115)

Other comprehensive loss
Foreign currency translation differences, net of taxes		2,788	6,363	(5,956)	299
Actuarial gains (losses) on employee benefits, net of taxes		48	(227)	(38)	(38)

Comprehensive loss		$(27,818)	$(42,066)	$(66,097)	$(88,854)

Basic/diluted net loss per share attributable to shareholders	11	$(0.56)	$(0.88)	$(1.09)	$(1.67)

Weighted average shares outstanding used in computing per share amounts:		54,904,764	54,876,311	54,892,794	53,383,299
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

		Six Months Ended June 30,
	Notes	2021	2020
Net loss for the period		$(60,103)	$(89,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accrued contingencies		8,619	14,594
Retirement pension obligations		57	(798)
Expenses related to share-based payments	6	2,527	(2,891)
Other elements		(843)	376
Changes in operating assets and liabilities:
Decrease (increase) in inventories and work in progress		—	(1,433)
Decrease (increase) in trade receivables		2,175	6
Decrease (increase) in other current assets		(8,393)	(7,014)
(Decrease) increase in trade payables		(3,165)	1,691
(Decrease) increase in other current and non-current liabilities		(6,608)	(5,185)
Change in operating lease liabilities and right of use assets		(769)	(78)
Net cash flow used in operating activities		(66,503)	(89,848)

Cash flows used in investing activities:
Acquisitions of property, plant, and equipment, net from proceeds		(13)	(1,432)
Acquisitions of intangible assets		—	(11)
Acquisitions of non-current financial assets		—	(7)

Net cash flows used in investing activities		(13)	(1,450)

Cash flows provided by financing activities:
(Decrease) increase in conditional advances		(345)	19
Treasury shares		638	(356)
Capital increases, net of transaction costs		794	151,029
Other cash flows related to financing activities		(17)	(19)

Net cash flows provided by financing activities		1,071	150,672

Effect of exchange rate changes on cash and cash equivalents		(5,423)	289

Net (decrease) increase in cash and cash equivalents		(70,868)	59,663

Net Cash and cash equivalents at the beginning of the period		196,352	193,255

Net cash and cash equivalents at the end of the period	3	$125,484	$252,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2020	47,028,510	$5,645	$1,003,595	$(230)	$(798,988)	$108	$(16,945)	$193,186
Net (loss)	—	—	—	—	(40,913)	—	—	(40,913)
Other comprehensive income (loss)	—	—	—	—	—	189	(6,064)	(5,875)
Issuance of ordinary shares	7,898,677	873	150,150	—	—	—	—	151,023
Treasury shares	—	—	—	(832)	—	—	—	(832)
Share-based payments	—	—	3,073		—	—	—	3,073

Balance at March 31, 2020	54,927,187	$6,518	$1,156,818	$(1,062)	$(839,901)	$297	$(23,009)	$299,662
Net (loss)	—	—	—	—	(48,203)	—	—	(48,203)
Other comprehensive income (loss)	—	—	—	—	—	(227)	6,363	6,136
Insuance of ordinary shares	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	107	—	—	—	107
Share-based payments	—	—	(5,964)	—	—	—	—	(5,964)

Balance at June 30, 2020	54,927,187	$6,518	$1,150,855	$(955)	$(888,103)	$70	$(16,646)	$251,739

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity

Balance at January 1, 2021	54,929,187	$6,518	$1,152,042	$(1,169)	$(958,543)	$484	$6,158	$205,491
Net (loss)	—	—	—	—	(29,449)	—	—	(29,449)
Other comprehensive loss	—	—	—	—	—	(85)	(8,744)	(8,829)
Insuance of ordinary shares	7,500	1	42	—	—	—	—	42
Treasury shares	—	—	—	488	—	—	—	488
Share-based payments	—	—	1,433	—	—	—	—	1,433

Balance at March 31, 2021	54,936,687	$6,519	$1,153,516	$(681)	$(987,992)	$399	$(2,586)	$169,176
Net (loss)	—	—	—	—	(30,654)	—	—	(30,654)
Other comprehensive income (loss)	—	—	—	—	—	48	2,788	2,836
Issuance of ordinary shares	75,000	9	464	—	—	—	—	473
Issuance of warrants	—	—	279	—	—	—	—	279
Treasury shares	—	—	—	(185)	—	—	—	(185)
Share-based payments	—	—	1,094	—	—	—	—	1,094
Allocation of accumulated net losses	—	—	(797,823)	—	797,823	—	—	—

Balance at June 30, 2021	55,011,687	$6,529	$357,530	$(866)	$(220,823)	$446	$203	$143,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
Note 1: The

Company
Incorporated in 2002 under the laws of France, DBV Technologies S.A. (“DBV Technologies,” or the “Company”, or the “group”) is a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin
™
. The Company’s therapeutic approach is based on epicutaneous immunotherapy, or EPIT
™
, a proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin
™
.
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
On an
on-going
basis, management evaluates its estimates, primarily those related to: (1) evaluation of costs and measure of progress of the development activities conducted as part of the collaboration agreement with Nestlé Health Science, (2) research tax credits, (3) assumptions used in the valuation of right of use assets—operating lease, (4) impairment of right-of-use
assets related to leases and property, plant and equipment, (5) recoverability of the Company’s net deferred tax assets and related valuation allowance, (6) assumptions used in the valuation model to determine the fair value and vesting conditions of share-based compensation plan, and (7) estimate of contingencies.
Going concern
Since its inception, the Company has primarily funded its operations with equity financings, and, to a lesser extent, public assistance aimed at supporting innovation and payments associated with research tax credits (
Cr
é
dit d
’
Imp
ô
t Recherche
or “CIR”). The Company does not generate product revenue and continues to prepare for the potential launch of its first product in the United States and in the European Union, if approved.
Following receipt of a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (the “FDA”) in connection with its Biologics License Application (“BLA”) for Viaskin
™
Peanut, beginning in August 2020, the Company scaled down its other clinical programs and pre-clinical
spend to focus on Viaskin
™
Peanut. The Company also initiated a global restructuring plan in June 2020 to provide operational latitude to progress the clinical development and regulatory review of Viaskin
™
Peanut in the United States and European Union. Based on guidance received from the FDA in January 2021, the Company’s plans to implement such guidance, and expected cost savings from implementation of the global restructuring plan, the Company expects that its current balance of cash and cash equivalents of $125.5 million as of June 30, 2021 will be sufficient to fund its operations for at least the next 12 months.
The Company intends to seek additional capital as it prepares for the launch of Viaskin Peanut, if approved, and continues other research and development efforts. The Company may seek to finance its future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive
financings. As a result of disruptions to the global financial markets due to the ongoing
COVID-19
pandemic, the Company cannot guarantee that it will be able to obtain the necessary financing to meet its needs or to obtain funds at attractive terms and conditions. The ongoing
COVID-19
pandemic has already caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to the Company, including reduced ability to raise additional capital when needed or on acceptable terms, if at all.

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
Viaskin
TM
Peanut for children ages
4-11
in the United States
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
In February 2020, the FDA announced an Allergenic Products Advisory Committee meeting to be held on May 15, 2020 to discuss the Biologics License Application (BLA) for Viaskin Peanut. On March 16, 2020, the Company announced that the FDA had informed the Company that during its ongoing review of the Company’s BLA for Viaskin Peanut, it had identified questions regarding efficacy, including the impact of patch-site adhesion. Therefore, the Advisory Committee meeting to discuss the BLA originally scheduled on May 15, 2020 was cancelled.
On August 4, 2020, the Company announced that the FDA has issued a Complete Response Letter, or CRL, in which the FDA indicated it could not approve the Viaskin Peanut BLA in its current form. The FDA identified concerns regarding the impact of patch-site adhesion on efficacy and indicated the need for patch modifications, and subsequently a new human factor study. The FDA also indicated that supplementary clinical data would need to be generated to support the modified patch. In addition, the FDA requested additional Chemistry, Manufacturing and Controls, or CMC, data. The FDA did not raise any safety concerns related to Viaskin Peanut.
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
In the second quarter of 2021, the Company completed CHAMP (Comparison of adHesion Among Modified Patches), a trial in healthy adult volunteers to evaluate the adhesion of five modified Viaskin Peanut patches in order to identify the top performers. Based on the adhesion parameters studied, the Company was pleased to learn that all modified Viaskin Peanut patches demonstrated better adhesion performance as compared to the current Viaskin Peanut patch. The Company then selected two modified patches that performed best out of the five modified patches studied for further development.
The difference between the two selected patches is their shape—one is circular and the other is rectangular with rounded corners. They are both approximately 50% larger than the current patch but maintain the same structure of the occlusion chamber (i.e., foam ring and backing). The Company also conducted advisory boards with patient caregivers and key opinion leaders to obtain qualitative feedback on the consumer experience with both patches.
The Company submitted the protocol for STAMP (Safety, Tolerability and Adhesion of Modified Patches), the 6-month adhesion and safety study of the modified patch, to the U.S. Food and Drug Administration (FDA) in the second quarter of 2021 and is currently awaiting feedback.
Earlier this quarter, the Company initiated PREQUAL, a Phase 1 study in healthy adult volunteers to optimize the allergen sample collection methodologies and validate the assays DBV intends to use in EQUAL (EQuivalence in the Uptake of ALlergen). The Company continues to work closely with FDA on how to best demonstrate the protein transport comparability of the modified patch (mVP) to the reference patch (cVP).
Viaskin
TM
Peanut for children ages 4-11 in Europe
On November 2, 2020, the Company announced that its Marketi
n
g

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
In July 2021, the Company received from the EMA Day 180 list of outstanding issues. The review of the Viaskin Peanut MAA is progressing according to established EMA processes and ongoing conversations with the EMA.
Many of EMA’s Objections and Major Objections have been answered; One Major Objection remains. The Company will provide a response to address the outstanding issues, including the mentioned Major Objection.
Based on the average length of an EMA evaluation of an MAA, the Company estimates the EMA could issue its decision on potential marketing authorization for Viaskin Peanut in the fourth quarter of 2021 or the first quarter of 2022.
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
Restructuring
The Company initiated a global restructuring plan in June 2020 to provide operational latitude to progress in the clinical development and regulatory review of investigational Viaskin Peanut in the United States and European Union. The Company expects full implementation of the organization-wide costs reduction measures to be completed in
 the second half of 2021.
The following table summarizes restructuring activities as of June 30, 2021 included in current contingencies and other current liabilities in the statement of financial position:

Restructuring liabilities
Restructuring liability - January 1, 2021	9,387
Amounts paid	(6,285)
Other effect including currency translation effect	(221)

Restructuring liability – June 30, 2021	2,882

of which current contingencies	1,054
of which other current liabilities	1,828
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
The Company has assessed the impact of the uncertainties created by the pandemic. As of June 30, 2021, those uncertainties were taken into account in the assumptions underlying the estimates and judgments used by the Company. The Company continues to update these estimates and assumptions as the situation evolves. The effects of the
COVID-19
pandemic are presented in the relevant line items of the condensed consolidated statement of financial position and the condensed consolidated statement of operations according to the function or nature of the income or expense.

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
On July 29, 2021, immediately after a hearing with the court, the U.S. District Court, District of New Jersey entered an order granting the Company’s Motion to Dismiss the Second Amended Class Action Complaint without prejudice. The Court indicated that the Second Amended Complaint was deficient in a number of ways and granted Plaintiffs until September 30 to amend the complaint to try to cure the deficiencies.
The Company believes that the allegations contained in the amended complaint are without merit and will defend the case vigorously.
The Company believes this complaint will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Note 3: Cash and Cash Equivalents
The following tables summarize the cash and cash equivalents as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Cash	47,640	42,341
Cash equivalents	77,844	154,011

Total cash and cash equivalents as reported in the statements of financial position	125,484	196,352

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
4.2 Other Liabilities
The following tables summarize the other liabilities as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Other current liabilities	12,666	22,926
Other non-current liabilities	3,471	475

Total	16,137	23,402

The following table summarizes the other liabilities by nature as of June 30, 2021 and December 31, 2020:

	June 30,			December 31,
	2021			2020
	Other current liabilities	Other non-current liabilities	Total	Total
Employee related liabilities	6,815	1,624	8,439	17,136
Deferred income	4,885	1,847	6,732	4,687
Tax liabilities	85	—	85	580
Other debts	881	—	881	999

Total	12,666	3,471	16,137	23,402

The other current liabilities include debt to employees including employee termination allowance and benefits as part of the restructuring (refer to Note 2, “Significant Events and Transactions of the Period – Restructuring”), bonus accruals, and social welfare and tax agency obligations.
Deferred income from the collaboration agreement with Nestlé Health Science amounted to $6.7 million as of June 30, 2021.
Note 5: Shareholders’ equity
The share capital as of June 30, 2021 is set at the sum of €5,501,168.70 ($6,528,543 converted at historical rates). It is divided into 55,011,687 fully authorized, subscribed and paid-up
shares with a par value of €0.10.
During the six months ended June 30, 2021, the capital increase of approximately $10,000 is linked to the issuance of an aggregate of 82,500 shares pursuant to the exercise of warrants.
Pursuant to the authorization granted by the General Meeting of the Shareholders held on May 19, 2021, the accumulated net losses of DBV Technologies S.A. after appropriation of the net result for the year ended December 31, 2020 have been allocated to additional paid-in
capital in the amount of €695,575,130.36 ($797,822,881 converted at historical rates).
Note 6: Share-Based Payments
The Board of Directors has been authorized by the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options plan (“SO”), employee warrants (
Bons de Souscription de Parts de Créateur d’Entreprise
or “BSPCE”) and
non-employee
warrants (
Bons de Souscription d’Actions
or “BSA”).
During the six months ended June 30, 2021, the Company granted 75,600 stock options and 44,900 restricted stock units to employees. There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 14 to the consolidated financial statements included in the Annual Report.

Stock option fair value assumptions during the six months ended June 30, 2021
Weighted average share price at grant date in €	9.3
Weighted average expected volatility	90.9%
Weighted average risk-free interest rate	(0.36)%
Weighted average expected term (in years)	6
Dividend yield	—
Weighted average fair value of stock options in €	6.9
During the six months ended June 30, 2021, pursuant to the authorization granted by the General Meeting of the Shareholders held on May 19, 2021, the Company offered the directors the opportunity to subscribe for warrants to purchase ordinary shares on May 19, 2021, and on June 3, 2021, the directors subscribed for warrants to purchase an aggregate of 39,185 ordinary shares. These warrants have a contractual life of 4 years from their date of issuance and are not subject to a performance condition. Unless otherwise decided by the Board of Directors, these warrants may be exercised at any time prior to their expiration, provided that the beneficiary still holds a seat on the Board of Directors at the time of exercise, and subject to applicable French laws and regulations applicable to companies whose securities are listed on a regulated stock market. The fair value of the warrants has been estimated unsing the
Cox-Ross
Rubinstein binomial option pricing model.

Warrant fair value assumptions during the six months ended June 30, 2021
Weighted average share price at grant date in €	10.75
Weighted average expected volatility	90.0%
Weighted average risk-free interest rate	(0.53)%
Weighted average expected term (in years)	3.21
Dividend yield	—
Weighted average fair value of warrants in €	—
The changes in number of BSA/BCE/SO/RSU are as follows:

	Number of outstanding
	BSA	BCE	SO	RSUs
Balance as of December 31, 2020	218,008	5,500	2,610,510	1,118,745
Granted during the period	39,185	—	75,600	44,900
Forfeited during the period	—	—	(91,700)	(71,200)
Exercised/released during the period	—	(5,500)	—	—
Expired during the period	(500)	—	—	—

Balance as of June 30, 2021	256,693	—	2,594,410	1,092,445

Share-based payments expenses reflected in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
		2021	2020	2021	2020
Research & development	SO	(302)	2,026	(678)	1,149
	RSU	115	(133)	(136)	(526)

Sales & marketing	SO	(63)	2,475	(112)	1,877
	RSU	(26)	(5)	(48)	(7)

General & administrative	SO	(709)	1,655	(1,353)	584
	RSU	(110)	(53)	(201)	(187)

Total share-based compensation (expense)		(1,094)	5,964	(2,527)	2,891

Note 7: Contingencies
The following tables summarize the contingencies as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Current contingencies	6,227	5,016
Non-current contingencies	6,064	2,527

Total contingencies	12,291	7,542

The changes in contingencies are as follows:

	Pension retirement obligations	Collaboration agreement - Loss at completion	Other contingencies	Total
At January 1, 2021	937	3,956	2,649	7,542
Increases in liabilities	57	5,393	554	6,004
Used liabilities	—	—	(985)	(985)
Reversals of unused liabilities	—	—	—	—
Net interest related to employee benefits, and unwinding of discount	—	—	—	—
Actuarial gains and losses on defined-benefit plans	38	—	—	38
Other effects including currency translation effect	(31)	(201)	(78)	(309)

At June 30, 2021	1,001	9,148	2,142	12,291

Of which current	—	4,086	2,142	6,227
Of which non-current	1,001	5,063	—	6,064
In 2020 and during the first six months of 2021, the ongoing
COVID-19
pandemic impacted the Company’s current clinical trials, including the Phase II clinical trial conducted as part of the development activities pursuant to the collaboration and license agreement with Nestlé Health Science. The Company experienced difficulties in enrolling new patients in this Phase II clinical trial, or PII, and modified the protocols of the clinical trial. As a result of the accumulation of recruitment delays, the Company expects to incur additional clinical and production costs related to the Phase II clinical trial.
As of June 30, 2021, the Company recorded its collaboration agreements’s revenue based on its updated measurement of progress of the Phase II clinical trial conducted as part of the agreement. The accrual recorded in the amount of the difference between the Company’s current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase II clinical trial has been updated accordingly.
Other contingencies are primarily composed of the estimated expenses to be incurred as part of the employee-related costs related to restructuring, as well as estimated cost of refurbishing lease premises (Refer to Note 2, “Significant Events and Transactions—Restructuring”).
There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 15 to the consolidated financial statements included in the Annual Report.
Note 8: Operating income
The following table summarizes the operating income during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research tax credit	1,870	2,899	3,677	5,800
Other operating income	(3,358)	712	(2,225)	2,529

Total	(1,488)	3,610	1,453	8,330

In 2020 and during the first six months of 2021, the ongoing
COVID-19
pandemic impacted the Company’s current clinical trials, including the Phase II clinical trial conducted as part of the development activities pursuant to the collaboration and license agreement with Nestlé Health Science. The Company experienced difficulties in enrolling new patients in this Phase II clinical trial and modified the protocols of the clinical trial. As a result of the accumulation of recruitment delays, the Company expects to incur additional clinical and production costs related to the Phase II clinical trial.

As of June 30, 2021, the Company recorded its collaboration agreement’s revenue based on its updated measurement of progress of the Phase II clinical trial conducted as part of the agreement. The accrual recorded in the amount of the difference between the Company’s current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase II clinical trial has been updated accordingly.
Note 9: Allocation of Personnel Expenses
The Company had an average of 111 employees during the six months ended June 30, 2021, in comparison with an average of 311 employees during the six months ended June 30, 2020.
The following table summarizes the allocation of personnel expenses by function during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and Development expenses	3,393	2,106	8,111	12,310
Sales and Marketing expenses	518	(1,364)	1,036	2,833
General and Administrative expenses	2,999	775	6,765	5,058
Restructuring	—	7,023	—	7,023

Total personnel expenses	6,910	8,539	15,912	27,223

The following table summarizes the allocation of personnel expenses by nature during the three six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Wages and salaries	4,382	13,229	8,836	26,101
Social security contributions	1,064	4,074	2,396	4,736
Expenses for pension commitments	293	(416)	695	499
Employer contribution to bonus shares	77	(2,384)	1,458	(1,222)
Share-based payments	1,094	(5,964)	2,527	(2,891)

Total	6,910	8,539	15,912	27,223

The decrease in personnel expenses is mainly due to a decreased headcount as well as reductions in accrued bonuses, retention measures and share-based compensation expenses, mainly as a result of the 2020 global restructuring plan.
Note 10: Commitments
There have been no significant changes in other commitments from those disclosed in Note 19 to the consolidated financial statements included in the Annual Report.
Note 11: Relationships with Related Parties
The Company’s related parties consist exclusively of the members of the Board of Directors and the members of the Executive Committee. As of June 30, 2021, the total amount of remuneration granted to the members of the Board of Directors and Executive Committee has not changed significantly since December 31, 2020 .
Pursuant to the authorization granted by the General Meeting of the Shareholders held on May 19, 2021, the Company offered its directors the opportunity to subscribe for warrants to purchase ordinary shares on May 19, 2021, and on June 3, 2021, the directors subscribed for warrants to purchase an aggregate of 39,185 ordinary shares . The fair value assumptions used and the valuation method of these warrants are described in Note 6 -
Share-Based Payments
.

There were no other new significant related-party transactions during the period nor any change in the nature of the transactions from those described in Note 20 to the consolidated financial statements included in the Annual Report.
Note 12: Loss Per Share
Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the three and six month periods ended June 30, 2021 and 2020, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive as a result of the Company’s net loss.
The ordinary share equivalents at June 30, 2021 and 2020 excluded from the calculation of diluted net loss per share for the three months and six months ended June 31, 2021 and 2020 (in number of potential shares) are set forth here below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-employee warrants	256,693	225,008	256,693	225,008
Employee warrants	—	82,500	—	82,500
Stock options	2,594,410	1,993,220	2,594,410	1,993,220
Restricted stock units	1,092,445	693,445	1,092,445	693,445
Note 13: Events after the Close of the Period
The Company evaluated subsequent events that occurred after June 30, 2021, through the date the condensed consolidated financial statements were issued after their approval by the Board of Directors on July 30, 2021 and determined that there are no significant events that require adjustments or disclosure in such condensed consolidated financial statements.

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
Overview
We are a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin. Our therapeutic approach is based on epicutaneous immunotherapy, or EPIT
TM
, our proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin. We have generated significant data demonstrating that Viaskin’s mechanism of action is novel and differentiated, as it targets specific antigen-presenting immune cells in the skin, called Langerhans cells, that capture the antigen and migrate to the lymph node in order to activate the immune system without passage of the antigen into the bloodstream, minimizing systemic exposure in the body. We are advancing this unique technology to treat patients, including infants and children, suffering from food allergies, for whom safety is paramount, since the introduction of the offending allergen into their bloodstream can cause severe or life-threatening allergic reactions, such as anaphylactic shock.
Viaskin Peanut in the United States

On January 13, 2021, we received written responses from the FDA to questions provided in the Type A meeting request, we submitted in October 2020 following the CRL. We believe the FDA feedback provides a well-defined regulatory path forward. In exchanges with the FDA, we proposed potential resolutions to two main concerns identified by the FDA in the CRL: the impact of patch adhesion and the need for patch modifications. The FDA agreed with our position that a modified Viaskin Peanut patch should not be considered as a new product entity provided the occlusion chamber of the current Viaskin Peanut patch and the peanut protein dose of 250 µg (approximately 1/1000 of a peanut) remains unchanged and performs in the same way it has performed previously. In order to confirm the consistency of efficacy data between the existing and modified patches, the FDA has requested an assessment comparing the uptake of allergen (peanut protein) between the patches in peanut allergic children ages 4 to 11 years. The FDA also recommended conducting a 6-month, well-controlled safety and adhesion trial to assess the modified Viaskin Peanut patch in the intended patient population.

In the second quarter of 2021, we completed CHAMP (Comparison of adHesion Among Modified Patches), a trial in healthy adult volunteers to evaluate the adhesion of five modified Viaskin Peanut patches in order to identify the top performers. Based on the adhesion parameters studied, we were pleased to learn that all modified Viaskin Peanut patches demonstrated better adhesion performance as compared to the current Viaskin Peanut patch. We then selected two modified patches that performed best out of the five modified patches studied for further development.

The difference between the two selected patches is their shape—one is circular and the other is rectangular with rounded corners. They are both approximately 50% larger than the current patch but maintain the same structure of the occlusion chamber (i.e., foam ring and backing). We also conducted advisory boards with patient caregivers and key opinion leaders to obtain qualitative feedback on the consumer experience with both patches.

We submitted the protocol for STAMP (Safety, Tolerability and Adhesion of Modified Patches), the 6-month adhesion and safety study of the modified patch, to the U.S. Food and Drug Administration (FDA) in the second quarter of 2021 and are currently awaiting feedback.

Earlier this quarter, we initiated PREQUAL, a Phase 1 study in healthy adult volunteers to optimize the allergen sample collection methodologies and validate the assays DBV intends to use in EQUAL (EQuivalence in the Uptake of ALlergen). We continue to work closely with the FDA on how to best demonstrate the protein transport comparability of the modified patch (mVP) to the reference patch (cVP).

ViaskinTM Peanut in Europe
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

The European Medicines Agency (EMA) review of the Viaskin Peanut Marketing Authorization Application (MAA) is progressing according to established EMA processes and ongoing conversations with the EMA.
In July 2021, we received from the EMA Day 180 list of outstanding issues. The review of the Viaskin Peanut MAA is progressing according to established EMA processes and ongoing conversations with the EMA.
Many of EMA’s Objections and Major Objections have been answered; One Major Objection remains. We will provide a response to address the outstanding issues, including the mentioned Major Objection.

Based on the average length of an EMA evaluation of an MAA, we estimate the EMA could issue its decision on potential marketing authorization for Viaskin Peanut in the fourth quarter of 2021 or the first quarter of 2022.
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
There have been no new policies or significant changes to our critical accounting policies as disclosed in the critical accounting policies described in the Annual Report. Our significant accounting policies are more fully described in Note 1 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of our Annual Report.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations, derived from our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars, for the three months ended June 30, 2021 and 2020.

	Three months ended June 30,		$ change	% change
	2021	2020
Operating income	$(1,488)	$3,610	(5,098)	(141)%
Operating expenses
Research and development expenses	(20,179)	(21,932)	1,753	(8)%
Sales and marketing expenses	(1,198)	778	(1,976)	(254)%
General and administrative expenses	(8,269)	(8,862)	593	(7)%
Restructuring expenses	—	(21,288)	21,288	(100)%

Total Operating expenses	(29,646)	(51,305)	21,658	(42)%

Financial income (expense)	46	(506)	552	(109)%

Income tax	434	(3)	436	*

Net loss	$(30,654)	$(48,203)	17,549	(36)%

*	Percentage not meaningful
Operating Income
The following table summarizes our operating income during the three months ended June 30, 2021 and 2020:

	Three months ended June 30,		$ change	% change
	2021	2020
Sales	—	—	—	—
Other income	(1,488)	3,610	(5,098)	(141)%
Research tax credit	1,870	2,899	(1,028)	(35)%
Other operating income	(3,358)	712	(4,070)	(572)%

Total operating income	(1,488)	3,610	(5,098)	(141)%

Our operating income is primarily generated from the French research tax credit (
Crédit d’Iimpôt Recherche
, or “CIR”), and by the revenue recognized under our collaboration agreement with Nestlé Health Science. We generated operating income of $(1.5) million during the three months ended June 30, 2021 compared to $3.6 million during the three months ended June 30, 2020. The decrease in operating income is primarily attributable to the change in the revenue recognized under the Nestlé’s collaboration agreement, as we updated the measurement of progress of the Phase II clinical trial conducted as part of the agreement due to delays in new patient enrollment. The decrease in research tax credit is attributable to the decline of eligible expenses in connection with Research and Development costs.

Research and Development Expenses
The following table summarizes our research and development expenses incurred during the during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		$ change	% change
	2021	2020
Research and Development expenses
External clinical-related expenses	9,808	16,211	(6,403)	(39)%
Employee-related costs	3,206	3,998	(792)	(20)%
Share-based payment expenses	187	(1,892)	2,079	(110)%
Depreciation, amortization and other costs	6,978	3,615	3,363	(93)%

Total Research and Development expenses	20,179	21,932	(1,753)	(8)%

Research and Development expenses decreased by $1.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a decrease in external clinical-related expenses as a result of budget discipline measures . Employee-related costs, excluding share-based payment expenses, decreased by $0.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 directly related to the workforce reduction we implemented as part of our 2020 global restructuring plan.
The shared-based payment income recognized for the three months ended June 30, 2020 was triggered by the reversal of share-based payment expenses due to employees’ departures in the context of our restructuring plan.
The increase of depreciation, amortization and other expenses relates primarily to the change in the second quarter of 2021 in the accrual recorded in the amount of the difference between our current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase II clinical trial conducted as part of the Nestlé agreement.
Sales and Marketing expenses
The following table summarizes our sales and marketing expensesincurred during the during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		$ change	% change
	2021	2020
Sales and Marketing expenses
External professional services	307	479	(172)	(36)%
Employee-related costs	430	1,105	(676)	(61)%
Share-based payment expenses	89	(2,470)	2,559	104%
Depreciation, amortization and other costs	373	107	265	247%

Total Sales and Marketing expenses	1,198	(778)	1,976	254%

Sales and marketing expenses amounted to $1.2 million for the three months ended June 30, 2021, compared to $(0.8) million for the three months ended June 30, 2020.
The shared-based payment income recognized for the three months ended June 30, 2020 was triggered by the reversal of share-based payment expense due to employees’ departures in the context of our 2020 global restructuring plan.
The increase in share-based payment expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was partly offset by the decrease in employee-related costs, directly related to the workforce reduction implemented as part of our restructuring plan. The decrease in external professional services for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is directly related to budget discipline measures taken.

General and Administrative expenses
The following table summarizes our general and administrative expenses incurred during the during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		$ change	% change
	2021	2020
General and Administrative expenses
External professional services	1,922	4,807	(2,884)	(60)%
Employee-related costs	2,180	2,376	(196)	(8)%
Share-based payment expenses	819	(1,602)	2,421	(151)%
Depreciation, amortization and other costs	3,348	3,281	67	2%

Total General and Administrative expenses	8,269	8,862	(593)	(7)%

General and Administrative expenses decreased by $0.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarly due to cost containment measures and decreased external professional fees.
The share-based payment income recognized for the three months ended June 30, 2020 was triggered by the reversal of share-based payment expense due to employees’ departures in the context of our 2020 global restructuring plan.
The decrease in employee-related costs, excluding share-based payments expenses, was directly related to the workforce reduction we implemented as part of our restructuring plan.
Restructuring
We initiated a global restructuring plan in June 2020 to provide operational latitude to progress in the clinical development and regulatory review of investigational Viaskin
™
Peanut in the United States and European Union. For the three months ended June 30, 2021, our average headcount was 99, compared to 306 for the three months ended June 30, 2020.
As of June 30, 2021, we had 97 employees. We expect full implementation of the organization-wide cost reduction measures to be completed in the second half of 2021.
The restructuring costs were mainly comprised of payroll expenses, restructuring-related consulting and legal fees, as well as impairment of facilities and right of use assets following resizing of facilities.
There were no restructuring costs for three months ended June 30, 2021.
Financial income (expense)
Our financial income was approximately $46,000 for the three months ended June 30, 2021 compared to a financial expense of $0.5 million for the three months ended June 30, 2020. This item mainly includes foreign exchange income and expenses.
Income tax
Our income tax profit was $0.4 million for the three months ended June 30, 2021. This profit mainly resulted from U.S. tax refunds.
Net loss
Net loss was $30.7 million for the three months ended June 30, 2021, compared to $48.2 million for the three months ended June 30, 2020. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.56 and $0.88 for the three months ended June 30, 2021 and 2020, respectively.

Results of Operations
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations, derived from our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars, for the six months ended June 30, 2021 and 2020.

	Six months ended June 30,		$ change	% change
	2021	2020
Operating income	$1,453	$8,330	(6,877)	(83)%

Operating expenses
Research and development expenses	(42,343)	(49,464)	7,121	(14)%
Sales and marketing expenses	(1,927)	(6,519)	4,592	(70)%
General and administrative expenses	(17,951)	(19,975)	2,024	(10)%
Restructuring expenses	—	(21,288)	21,288	(100)%

Total Operating expenses	(62,221)	(97,246)	35,025	(36)%

Financial income (expense)	261	(196)	457	(233)%

Income tax	404	(3)	407	*

Net loss	$(60,103)	$(89,115)	29,013	(33)%

*	Percentage not meaningful
Operating Income
The following table summarizes our operating income during the six months ended June 30, 2021 and 2020:

	Six months ended June 30,		$ change	% change
	2021	2020
Sales	—	—
Other income	1,453	8,330	(6,877)	(83)%
Research tax credit	3,677	5,800	(2,123)	(37)%
Other operating income	(2,225)	2,529	(4,754)	(188)%

Total operating income	1,453	8,330	(6,877)	(83)%

Our operating income was primarily generated from the French research tax credit (
Crédit d’Impôt Recherche
or “CIR”) and from revenue recognized under our collaboration agreement with Nestlé Health Science. We generated operating income of $1.5 million during the six months ended June 30, 2021, compared to $8.3 million during the six months ended June 30, 2020. The decrease in operating income is primarily attributable to the change in the revenue recognized under the Nestlé’s collaboration agreement, as we updated the measurement of progress of the Phase II clinical trial conducted as part of the agreement due to delays in new patient enrollment.
The decrease in research tax credit is attributable to the decline in eligible expenses in connection with Research and Development costs.
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		$ change	% change
	2021	2020
Research and Development expenses
External clinical-related expenses	22,686	29,319	(6,633)	(23)%
Employee-related costs	7,297	12,934	(5,637)	(44)%
Share-based payment expenses	814	(624)	1,438	(231)%
Depreciation, amortization and other costs	11,546	7,834	3,712	47%

Total Research and Development expenses	42,343	49,464	(7,121)	(14)%

Research and Development expenses decreased by $7.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarly due to a decrease in external clinical-related expenses as a result of budget discipline measures . Employee-related costs, excluding share-based payments expenses, decreased by $5.6 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 directly related to the workforce reduction we implemented as part of our 2020 global restructuring plan.
The shared-based payment income recognized for the six months ended June 30, 2020 was triggered by the reversal of share-based payment expenses due to employees’ departures in the context of our restructuring plan.
The increase in depreciation, amortization and other expenses relates primarily to the change in the second quarter of 2021 in the accrual recorded in the amount of the difference between our current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase II clinical trial conducted as part of the Nestlé agreement.
Sales and Marketing expenses
The following table summarizes our sales and marketing expenses incurred during the during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		$ change	% change
	2021	2020
Sales and Marketing expenses
External professional services	391	3,121	(2,729)	(87)%
Employee-related costs	877	4,702	(3,826)	(81)%
Share-based payment expenses	159	(1,870)	2,029	(109)%
Depreciation, amortization and other costs	500	566	(66)	(12)%

Total Sales and Marketing expenses	1,927	6,519	(4,592)	(70)%

Sales and marketing expenses decreased by $4.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarly due to a decrease in external professional services as a result of budget discipline measures . Employee-related costs, excluding share-based payments expenses, decreased by $3.8 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 directly related to the workforce reduction we implemented as part of our 2020 global restructuring plan.
The shared-based payment income recognized for the six months ended June 30, 2020 was triggered by the reversal of share-based payment expenses due to employees’ departures in the context of our restructuring plan.
General and Administrative expenses
The following table summarizes our general and administrative expenses incurred during the during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		$ change	% change
	2021	2020
General and Administrative expenses
External professional services	4,210	8,854	(4,644)	(52)%
Employee-related costs	5,211	5,455	(244)	(4)%
Share-based payment expenses	1,554	(397)	1,951	491%
Depreciation, amortization and other costs	6,977	6,064	913	15%

Total General and Administrative expenses	17,951	19,975	(2,024)	(10)%

General and Administrative expenses decreased by $2.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to cost containment measures and decreased external professional fees.
The share-based payment income recognized for the six months ended June 30, 2020 was triggered by the reversal of share-based payment expense due to employees’ departures in the context of our 2020 global restructuring plan.
The decrease in employee-related costs, excluding share-based payment expenses, is directly related to the workforce reduction we implemented as part of our restructuring plan.

Restructuring
We initiated a global restructuring plan in June 2020 to provide operational latitude to progress the clinical development and regulatory review of investigational Viaskin
™
Peanut in the United States and European Union. For the six months ended June 30, 2021, our average headcount was 111 compared to 311 for the six months ended June 30, 2020.
As of June 30, 2021, we had 97 employees. We expect full implementation of the organization-wide costs reduction measures to be completed in the second half of 2021.
The restructuring costs were mainly comprised of payroll expenses, restructuring-related consulting and legal fees, as well as impairment of facilities and right of use assets following resizing of facilities.
There were no restructuring costs for six months ended June 30, 2021.
Financial income (expense)
Our financial income was $0.3 million for the six months ended June 30, 2021 compared to a financial expense of $0.2 million for the six months ended June 30, 2020. This item mainly includes foreign exchange income (expense).
Income tax
Our income tax profit was $0.4 million for the six months ended June 30, 2021. This income tax profit mainly resulted from US tax refunds.
Net loss
Net loss was $60.1 million for the six months ended June 30, 2021, compared to $89.1 million for the six months ended June 30, 2020. Net loss per share (based on the weighted average number of shares outstanding over the period) was $1.09 and $1.67 for the six months ended June 30, 2021 and 2020, respectively.
Summary Statement of Cash Flows
The table below summarizes our sources and uses of cash for the six months ended June 30, 2021 and 2020.

	Six months ended June 30,		$ change	% of change
(Amounts in thousands of U.S. Dollars)	2021	2020
Net cash flow used in operating activities	(66,503)	(89,848)	23,345	(26)%
Net cash flow used in investing activities	(13)	(1,450)	1,437	(99)%
Net cash flow provided by financing activities	1,071	150,672	(149,601)	(99)%
Effect of exchange rate changes on cash and cash equivalents	(5,423)	289	(5,712)	*

Net (decrease) increase in cash and cash equivalents	(70,868)	59,663	(130,531)	(219)%

*	Percentage not meaningful
Operating Activities
Our net cash flows used in operating activities were $66.5 million and $89.8 million during the six months ended June 30, 2021 and 2020, respectively. Our net cash flows used in operating activities decreased by $23.3 million, or 26.1%, mainly due to cost containment measures and the decrease in personnel expenses related to the workforce reduction as part of our global restructuring plan. Cash flows used in operating activities for the six months ended June 30, 2021 includes restructuring costs paid for $6.3 million.
Investing Activities
Our net cash flows used in investing activities was approximately $13,000 and $1.5 million during the six months ended June 30, 2021 and 2020, respectively.
Financing Activities
Our net cash flows provided by financing activities decreased to $1.1 million during the six months ended June 30, 2021 from $150.7 million during the six months ended June 30, 2020. Financing activities consisted mainly of our underwritten global offering in the first quarter of 2020.
Based on our current assumptions, we expect that our current cash and cash equivalents will support our operations for at least 12 months and until the second half of 2022.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on its evaluation as of June 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule
13a-15(e)
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2021, we granted 20,000 restricted stock units to employees in France.
During the three months ended June 30, 2021, pursuant to the authorization granted by the General Meeting of our Shareholders held on May 19, 2021, we offered our directors the opportunity to subscribe for warrants to purchase ordinary shares on May 19, 2021, and on June 3, 2021, the directors subscribed for warrants to purchase an aggregate of 39,185 ordinary shares .
During the three months ended June 30, 2021, we issued 75,000 ordinary shares following the exercise of warrants by a former in France, for proceeds of $468,700.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits.
Exhibit Index

Exhibit	Description	Incorporated by Reference
		Schedule/ Form	File Number	Exhibit	File Date

3.1	By-laws (statuts) of the registrant (English translation)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Amended

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	Inline X BRL Instance Document

101.SCH	Inline X BRL Taxonomy Extension Schema Document

101.CAL	Inline X BRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline X BRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline X BRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline X BRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

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

DBV Technologies S.A. (Registrant)

Date: August 2, 2021	By: /s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive officer)

Date: August 2, 2021	By: /s/ Sébastien Robitaille
Sébastien Robitaille
Chief Financial Officer
(Principal Financial and Accounting)