Form 10-Q
period 2021-09-30
DBV Technologies S.A.
filed 2021-10-26
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes
  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes
  ☒     No  ☐
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
12b-2
of the Act).    ☐   Yes    ☒

No
As of October 26, 2021, the registrant had 55,011,687 ordinary shares, nominal value €0.10 per share, outstanding.

Unless the context otherwise requires, we use the terms “DBV,” “DBV Technologies,” the “Company,” “we,” “us” and “our” in this Quarterly Report on
Form 10-Q,
to refer to DBV Technologies S.A. and, where appropriate, its consolidated subsidiaries. “Viaskin
™
,” “EPIT
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

•
the impact of the ongoing
COVID-19
pandemic, including the emergence of new variant strains of
COVID-19,
and its effects on our operations, research and development, clinical trials and ability to obtain financing and potential disruption in the operations and business of third-party manufacturers, contract research organizations, other service providers and collaborators with whom we conduct business;

•
our expectations regarding the timing or likelihood of regulatory filings and approvals, including with respect to our anticipated re-submission
of a Biologics License Application (“BLA”) for Viaskin
TM
Peanut to the U.S. Food and Drug Administration;

•	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;

•	the sufficiency of existing capital resources;

•	our business model and our other strategic plans for our business, product candidates and technology;

•	our ability to manufacture clinical and commercial supplies of our product candidates and comply with regulatory requirements related to the manufacturing of our product candidates;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize Viaskin Peanut and/or our other product candidates, if approved;

•	the commercialization of our product candidates, if approved;

•	our expectations regarding the potential market size and the size of the patient populations for Viaskin Peanut and/or our other product candidates, if approved, and our ability to serve such markets;

•	the pricing and reimbursement of our product candidates, if approved;

•	the rate and degree of market acceptance of Viaskin Peanut and/or our other product candidates, if approved, by physicians, patients, third-party payors and others in the medical community;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

•	our ability to maintain and establish collaborations or obtain additional grant funding;

•	our financial performance;

•	developments relating to our competitors and our industry, including competing therapies; and

•	other risks and uncertainties, including those listed under the caption Risk Factors in our most recent Annual Report on Form 10-K and in any subsequent Quarterly Reports on Form 10-Q.
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

Part I – Financial Information
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in thousands, except share and per share data)

		September 30,	December 31,
	Note	2021	2020
Assets
Current assets:
Cash and cash equivalents	3	$98,195	$196,352
Trade receivables		—	2,230
Other current assets		11,943	8,792

Total current assets		110,138	207,375
Property, plant, and equipment, net		19,273	24,792
Right-of-use assets related to operating leases		7,876	10,104
Intangible assets		26	41
Other non-current assets		33,612	29,935

Total non-current assets		60,786	64,871

Total Assets		$170,924	$272,246

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	4	$12,170	$20,338
Short-term operating leases		2,657	3,708
Short-term financial debt		695	724
Current contingencies	7	5,633	5,016
Other current liabilities	4	12,659	22,926

Total current liabilities		33,814	52,713

Long-term operating leases		8,298	10,496
Long-term financial debt		—	543
Non-current contingencies	7	7,629	2,527
Other non-current liabilities	4	4,292	475

Total non-current liabilities		20,218	14,042

Total Liabilities		$54,033	$66,754

Shareholders’ equity:
Ordinary shares, €0.10 par value; 55,011,687 and 54,929,187 shares authorized, and issued as at September 30, 2021 and December 31, 2020, respectively, and 3,946,548 and 4,029,763 shares outstanding as at September 30, 2021 and December 31, 2020, respectively		$6,529	$6,518
Additional paid-in capital		359,081	1,152,042
Treasury stock, 75,400 and 112,302 ordinary shares as of September 30, 2021 and December 31, 2020, respectively, at cost		(810)	(1,169)
Accumulated deficit		(244,856)	(958,543)
Accumulated other comprehensive income		474	484
Accumulated currency translation effect		(3,526)	6,158

Total Shareholders’ equity	5	$116,892	$205,491

Total Liabilities and Shareholders’ E quity		$170,924	$272,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2021	2020	2021	2020
Operating income	8	$1,323	$4,158	$2,776	$12,488
Operating expenses
Research and development expenses		(16,320)	(25,751)	(58,663)	(75,214)
Sales and marketing expenses		(1,072)	(1,595)	(2,999)	(8,114)
General and administrative expenses		(8,299)	(6,863)	(26,250)	(26,838)
Restructuring expenses		—	286	—	(21,003)

Total Operating expenses		(25,691)	(33,923)	(87,912)	(131,169)

Loss from operations		(24,368)	(29,765)	(85,137)	(118,681)

Financial income (expense)		336	(1,184)	597	(1,380)

Loss before taxes		(24,033)	(30,948)	(84,540)	(120,061)

Income tax		—	(7)	404	(10)

Net loss		$(24,033)	$(30,955)	$(84,136)	$(120,071)

Other comprehensive loss
Foreign currency translation differences, net of taxes		(3,728)	13,196	(9,684)	13,495
Actuarial gains (losses) on employee benefits, net of taxes		28	(75)	(10)	(113)

Comprehensive loss		$(27,733)	$(17,834)	$(93,830)	$(106,688)

Basic/diluted net loss per share attributable to shareholders	12	$(0.44)	$(0.56)	$(1.53)	$(2.23)
Weighted average shares outstanding used in computing per share amounts:		54,947,354	54,843,843	54,911,278	53,852,176
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

		Nine Months Ended September 30,
	Notes	2021	2020
Net loss for the period		$(84,136)	$(120,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accrued contingencies		9,705	18,360
Retirement pension obligations		127	(650)
Expenses related to share-based payments	6	4,078	(2,965)
Other elements		1,214	789
Changes in operating assets and liabilities:
Decrease (increase) in inventories and work in progress		—	2,292
Decrease (increase) in trade receivables		2,174	(1,974)
Decrease (increase) in other current assets		(9,036)	(9,591)
(Decrease) increase in trade payables		(7,135)	(6,760)
(Decrease) increase in other current and non-current liabilities		(5,497)	(11,372)
Change in operating lease liabilities and right—of—use assets		(946)	(136)
Net cash flow used in operating activities		(89,452)	(132,076)

Cash flows provided by (used in) investing activities:
Acquisitions of property, plant, and equipment, net from proceeds		46	(2,200)
Acquisitions of intangible assets		(8)	(20)
Acquisitions of non-current financial assets		3	(12)

Net cash flows provided by (used in) investing activities		41	(2,232)

Cash flows (used in) provided by financing activities:
(Decrease) increase in conditional advances		(518)	(138)
Treasury shares		(359)	(766)
Capital increases, net of transaction costs		794	150,551
Other cash flows related to financing activities		(21)	(24)

Net cash flows (used in) provided by financing activities		(103)	149,624

Effect of exchange rate changes on cash and cash equivalents		(8,643)	12,834

Net (decrease) increase in cash and cash equivalents		(98,157)	28,150

Net Cash and cash equivalents at the beginning of the period		196,352	193,255

Net cash and cash equivalents at the end of the period	3	$98,195	$221,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2020	47,028,510	$5,645	$1,003,595	$(230)	$(798,988)	$108	$(16,945)	$193,186
Net (loss)	—	—	—	—	(40,913)	—	—	(40,913)
Other comprehensive income (loss)	—	—	—	—	—	189	(6,064)	(5,875)
Issuance of ordinary shares	7,898,677	873	150,150	—	—	—	—	151,023
Treasury shares	—	—	—	(832)	—	—	—	(832)
Share-based payments	—	—	3,073		—	—	—	3,073

Balance at March 31, 2020	54,927,187	$6,518	$1,156,818	$(1,062)	$(839,901)	$297	$(23,009)	$299,662
Net (loss)	—	—	—	—	(48,203)	—	—	(48,203)
Other comprehensive income (loss)	—	—	—	—	—	(227)	6,363	6,136
Treasury shares	—	—	—	107	—	—	—	107
Share-based payments	—	—	(5,964)	—	—	—	—	(5,964)

Balance at June 30, 2020	54,927,187	$6,518	$1,150,855	$(955)	$(888,103)	$70	$(16,646)	$251,739
Net (loss)	—	—	—	—	(30,955)	—	—	(30,955)
Other comprehensive income (loss)	—	—	—	—	—	(75)	13,196	13,121
Issuance of ordinary shares	—	—	(472)	—	—	—	—	(472)
Treasury shares	—	—	—	(260)	—	—	—	(260)
Share-based payments	—	—	(74)	—	—	—	—	(74)

Balance at September 30, 2020	54,927,187	$6,518	$1,150,309	$(1,214)	$(919,058)	$(5)	$(3,450)	$233,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) (continued)
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity

Balance at January 1, 2021	54,929,187	$6,518	$1,152,042	$(1,169)	$(958,543)	$484	$6,158	$205,491
Net (loss)	—	—	—	—	(29,449)	—	—	(29,449)
Other comprehensive loss	—	—	—	—	—	(85)	(8,744)	(8,829)
Issuance of ordinary shares	7,500	1	42	—	—	—	—	42
Treasury shares	—	—	—	488	—	—	—	488
Share-based payments	—	—	1,433	—	—	—	—	1,433

Balance at March 31, 2021	54,936,687	$6,519	$1,153,516	$(681)	$(987,992)	$399	$(2,586)	$169,176
Net (loss)	—	—	—	—	(30,654)	—	—	(30,654)
Other comprehensive income	—	—	—	—	—	48	2,788	2,836
Issuance of ordinary shares	75,000	9	464	—	—	—	—	473
Issuance of warrants	—	—	279	—	—	—	—	279
Treasury shares	—	—	—	(185)	—	—	—	(185)
Share-based payments	—	—	1,094	—	—	—	—	1,094
Allocation of accumulated net losses	—	—	(797,823)	—	797,823	—	—	—

Balance at June 30, 2021	55,011,687	$6,529	$357,530	$(866)	$(220,823)	$446	$203	$143,019
Net (loss)	—	—	—	—	(24,033)	—	—	(24,033)
Other comprehensive income (loss)	—	—	—	—	—	28	(3,728)	(3,701)
Treasury shares	—	—	—	56	—	—	—	56
Share-based payments	—	—	1,551	—	—	—	—	1,551
Balance at September 30, 2021	55,011,687	$6,529	$359,081	$(810)	$(244,856)	$474	$(3,526)	$116,892
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
™
, a proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin
™
.
Basis of Presentation
The condensed consolidated financial statements of the Company and its wholly-owned subsidiaries are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and are presented in U.S. dollars. The amounts are presented in thousands unless otherwise indicated. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated on consolidation.
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
On an
on-going
basis, management evaluates it
s
 estimates, primarily those related to: (1) evaluation of costs and measure of progress of the development activities conducted as part of the collaboration agreement with Nestlé Health Science, (2) research tax credits, (3) assumptions used in the valuation of right-of-use assets—operating lease, (4) impairment of right-of-use
assets related to leases and property, plant and equipment, (5) recoverability of the Company’s net deferred tax assets and related valuation allowance, (6) assumptions used in the valuation model to determine the fair value and vesting conditions of share-based compensation plan, and (7) estimate of contingencies.
Going concern
Since its inception, the Company has primarily funded its operations with equity financings, and, to a lesser extent, public assistance aimed at supporting innovation and payments associated with research tax credits
(
Crédit d’Impôt Recherche
).
The Company does not generate product revenue and continues to prepare for the potential launch of its first product in the United States and in the European Union, if approved.
Following receipt of a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) in connection with its BLA for Viaskin
™
Peanut, in August 2020, the Company scaled down its other clinical programs and pre-clinical
spend to focus on Viaskin
™
Peanut. The Company also initiated a global restructuring plan in June 2020 to provide operational latitude to progress the clinical development and regulatory review of Viaskin
™
Peanut in the United States and European Union.
Based on the Company’s plans to address the guidance received from the FDA in January 2021 and additional feedback received in October 2021 regarding the protocol for STAMP (Safety, Tolerability and Adhesion of Modified Patches), and its expected cost savings from implementation of the global restructuring plan, the Company expects that its balance of cash and cash equivalents of
$98.2
million as of September 30, 2021 will be sufficient to fund its operations into the third quarter of 2022.
As of the date of the filing, the Company’s available cash is not projected to be sufficient to support its operating plan for the next 12 months. As such, there is substantial doubt regarding the Company’s ability to continue as a going concern. The Company intends to seek additional capital as it prepares for the launch of Viaskin Peanut, if approved, and continues other research and development efforts. The Company may seek to finance its future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive
financings.

The Company cannot guarantee that it will be able to obtain the necessary financing to meet its needs or to obtain funds at attractive terms and conditions, including as a result of disruptions to the global financial markets due to the ongoing
COVID-19
pandemic. The ongoing
COVID-19
pandemic has already caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to the Company, including reduced ability to raise additional capital when needed or on acceptable terms, if at all.
If the Company is not successful in its financing objectives, the Company could have to scale back its operations, notably by delaying or reducing the scope of its research and development efforts, or obtain financing through arrangements with collaborators or others that may require the Company to relinquish rights to its product candidates that the Company might otherwise seek to develop or commercialize independently.
These interim financial statements have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.
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
Accounting Pronouncements issued not yet adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU
2016-13—Financial
Instruments—Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB has issued ASU
2019-10
which has resulted in the postponement of the effective date of the new guidance for eligible smaller reporting companies to the fiscal year beginning January 1, 2023. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the guidance on its Consolidated Financial Statements. The Company does not expect this new standard will have a material impact on its consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.
Note 2: Significant Events and Transactions
Clinical programs
Viaskin
TM
Peanut for children ages
4-11
in the United States
In January 2020, the Company announced positive topline results of the three-year, open-label extension of its Phase III PEPITES trial (the “PEOPLE trial”) evaluating the long-term efficacy and safety of investigational Viaskin Peanut in peanut-allergic children ages 4 to 11 years. The results demonstrated long-term clinical benefit as shown by an increase in eliciting dose (“ED”), which may decrease the chance of reacting to an accidental peanut exposure. After three years, the Company observed that 75.9% (107/141) of patients had increased their ED from baseline, and 51.8% (73/141) of patients reached an ED of at least 1,000 mg peanut protein by year three. The safety profile of Viaskin Peanut was consistent with that observed in the clinical program to date in over 1,000 patients. During the PEOPLE trial, the most common adverse events were mild to moderate skin reactions localized to the administration site, and there was no epinephrine use deemed related to treatment. No treatment related serious adverse events were reported. One patient experienced one case of mild anaphylaxis that was determined by the investigator to be possibly related to treatment and resolved without anti-anaphylactic treatment. Treatment compliance remained high throughout the study at a mean of 98% over three years of treatment. Low discontinuations due to adverse events were observed.
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

In August 2020, the Company announced that the FDA has issued a Complete Response Letter (“CRL”) in which the FDA indicated it could not approve the Viaskin Peanut BLA in its current form. The FDA identified concerns regarding the impact of patch-site adhesion on efficacy and indicated the need for patch modifications, and subsequently a new human factor study. The FDA also indicated that supplementary clinical data would need to be generated to support the modified patch. In addition, the FDA requested additional Chemistry, Manufacturing and Controls (“CMC”) data. The FDA did not raise any safety concerns related to Viaskin Peanut.
In January 2021,
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
I
n the second quarter of 2021, the Company initiated PREQUAL, a Phase 1 study in healthy adult volunteers to optimize the allergen sample collection methodologies and validate the assays DBV intends to use in EQUAL (EQuivalence in Uptake of ALergen) to demonstrate the protein uptake comparability of the modified patch (mVP) to the reference or current patch (cVP).
The Company submitted the protocol for STAMP, the
6-month
adhesion and safety study of the modified patch, to the FDA on May 6, 2021, and received feedback from the FDA on October 14, 2021. The FDA has requested a stepwise approach to DBV’s modified Viaskin Peanut (mVP) development program. The FDA would like to review the data from DBV’s protein uptake release study prior to providing additional comments on the STAMP protocol design. I
n its communication, the FDA st
ated that guidance is forthcoming on how best to demonstrate the protein uptake comparability of the mVP to the reference or current patch (cVP). The STAMP trial will not be initiated until DBV receives complete feedback from the FDA.
Viaskin
TM
Peanut for children ages
4-11
in Europe
In November 2020, the Company announced that its Marketing Authorization Application (“MAA”) for Viaskin Peanut had been validated by the European Medicines Agency (“EMA”). The validation of the MAA confirmed that the submission was sufficiently complete to begin the formal review process for Viaskin Peanut to treat peanut allergies in children ages 4 to 11
years. The Company received the first set of questions from the EMA, during the first quarter of 2021, which were consistent with the Company’s expectations and prefiling conversations with the EMA. The Company did not receive questions about the impact of adhesion on efficacy. The EMA’s Committee for Medicinal Products for Human Use will provide a recommendation to the European Commission (“EC”) on whether to grant a marketing authorization when its review of the Viaskin Peanut MAA is complete.
In July 2021, the Company received from the EMA a Day 180 list of outstanding issues. The review of the Viaskin Peanut MAA is progressing according to established EMA processes and ongoing conversations with the EMA. Many of EMA’s Objections and Major Objections have been answered; one Major Objection remained.
DBV is preparing its responses to the Day 180 letter and evaluating how to best address the Objections, including the remaining Major Objection which questions the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study. Further exchanges with EMA are anticipated. DBV estimates the EMA could issue its decision on potential marketing authorization for Viaskin Peanut in the first quarter of 2022.

Viaskin Peanut for children ages
1-3
I
n June 2020, the Company announced that in Part A, patients in both treatment arms showed consistent treatment effects after 12 months of therapy, as assessed by a double-blind placebo-controlled food challenge and biomarker results. Part A subjects were not included in Part B and the efficacy analyses from Part A were not statistically powered to demonstrate superiority of either dose versus placebo. These results validate the ongoing investigation of the 250 µg dose in this age group, which is the dose being studied in Part B of the study. Enrollment for Part B of EPITOPE was completed in the first quarter of 202
1.
Financing
In February 2020,
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
In March 2020,
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
The following table summarizes restructuring activities as of September 30, 2021 included in current contingencies and other current liabilities in the statement of financial position:

Restructuring liabilities
Restructuring liability—January 1, 2021	9,387
Amounts paid	(7,024)
Other effect including currency translation effect	(238)

Restructuring liability – September 30, 2021	2,125

of which current contingencies	950
of which other current liabilities	1,175
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
The Company has assessed the impact of the uncertainties created by the pandemic, such as the duration of the outbreak, the efficacy of vaccines and the evolution of variations strains of
COVID-19,
travel restrictions, social distancing requirements and business restrictions in the United States, France and other countries. As of September 30, 2021, those uncertainties were taken into account in the assumptions underlying the estimates and judgments used by the Company. The Company continues to update these estimates and assumptions as the situation evolves. The effects of the
COVID-19
pandemic are presented in the relevant line items of the condensed consolidated statement of financial position and the condensed consolidated statement of operations according to the function or nature of the income or expense.

1
2

Legal Proceedings
A class action complaint was filed on January 15, 2019 in the United States District Court for the District of New Jersey, entitled Travis
Ito-Stone
v. DBV Technologies, et al., Case No.
2:19-cv-00525.
The complaint, as amended, alleged that the Company and its former Chief Executive Officer, its current Chief Executive Officer, its former Deputy Chief Executive Officer, and its former Chief Business officer violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule
10b-5
promulgated thereunder. The plaintiffs seek unspecified damages on behalf of a purported class of persons that purchased the Company’s securities between February 14, 2018 and August 4, 2020 and also held the Company’s securities on December 20, 2018 and/or March 16, 2020 and/or August 4, 2020.
A hearing was held on July 29, 2021 in the U.S. District Court for the District of New Jersey where the Court entered an order granting the Company’s Motion to Dismiss the Second Amended Class Action Complaint without prejudice. As the dismissal was without prejudice, the Plaintiffs repled their case by filing a Third Amended Class Action Complaint on September 30, 2021 in the same Court.
The Company believes that the allegations contained in the amended complaint are without merit and will continue to defend the case vigorously. The Company believes this complaint will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Note 3: Cash and Cash Equivalents
The following tables summarize the cash and cash equivalents as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Cash	33,928	42,341
Cash equivalents	64,267	154,011

Total cash and cash equivalents as reported in the statements of financial position	98,195	196,352

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
4.2 Other Liabilities
The following tables summarize the other liabilities as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Other current liabilities	12,659	22,926
Other non-current liabilities	4,292	475

Total	16,951	23,402

1
3

The following table summarizes the other liabilities by nature as of September 30, 2021 and December 31, 2020:

	September 30,			December 31,
	2021			2020
	Other current liabilities	Other non-current liabilities	Total	Total
Employee related liabilities	6,748	1,674	8,422	17,136
Deferred income	4,291	2,618	6,909	4,687
Tax liabilities	149	—	149	580
Other debts	1,471	—	1,471	999

Total	12,659	4,292	16,951	23,402

The other current liabilities include debt to employees including employee termination allowance and benefits as part of the restructuring (refer to Note 2, “Significant Events and Transactions of the Period – Restructuring”), bonus accruals, and social welfare and tax agency obligations.
Deferred income from the collaboration agreement with Nestlé Health Science amounted to $6.9 million as of September 30, 2021.
Note 5: Shareholders’ equity
The share capital as of September 30, 2021 is set at the sum of €5,501,168.70 ($6,528,543 converted at historical rates). It is divided into 55,011,687 fully authorized, subscribed and paid-up
shares with a par value of €0.10.
During the nine months ended September 30, 2021, the capital increase of approximately $10,000 is linked to the issuance of an aggregate of 82,500 shares pursuant to the exercise of warrants.
Pursuant to the authorization granted by the General Meeting of the Shareholders held on May 19, 2021, the accumulated net losses of DBV Technologies S.A. after appropriation of the net result for the year ended December 31, 2020 have been allocated to additional paid-in
capital in the amount of €695,575,130.36 ($797,822,881 converted at historical rates).
Note 6: Share-Based Payments
The Board of Directors has been authorized by the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options (“SO”), employee warrants (
Bons de Souscription de Parts de Créateur d’Entreprise
or “BSPCE”) and
non-employee
warrants (
Bons de Souscription d’Actions
or “BSA”).
During the nine months ended September 30, 2021, the Company granted 75,600 stock options and 44,900 restricted stock units to employees. There have been no changes in the vesting conditions and method of valuation of the SO and RSU from that disclosed in Note 14 to the consolidated financial statements included in the Annual Report.

Stock option fair value assumptions during the nine months ended September 30, 2021
Weighted average share price at grant date in €	9.3
Weighted average expected volatility	90.9%
Weighted average risk-free interest rate	(0.36)%
Weighted average expected term (in years)	6
Dividend yield	—
Weighted average fair value of stock options in €	6.9
During the nine months ended September 30, 2021, pursuant to the authorization granted by the General Meeting of the Shareholders held on May 19, 2021, the Company offered the directors the opportunity to subscribe for warrants to purchase ordinary shares on May 19, 2021, and on
June
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

1
4

Warrant fair value assumptions during the nine months ended September 30, 2021
Weighted average share price at grant date in €	10.75
Weighted average expected volatility	90.0%
Weighted average risk-free interest rate	(0.53)%
Weighted average expected term (in years)	3.21
Dividend yield	—
Weighted average fair value of warrants in €	—
The changes in number of BSA/BSPCE/SO/RSU are as follows:

	Number of outstanding
	BSA	BSPCE	SO	RSU
Balance as of December 31, 2020	218,008	5,500	2,610,510	1,118,745
Granted during the period	39,185	—	75,600	44,900
Forfeited during the period	—	—	(100,400)	(59,500)
Exercised/released during the period	—	(5,500)	—	—
Expired during the period	(500)	—	—	—

Balance as of September 30, 2021	256,693	—	2,585,710	1,104,145

Share-based payments expenses reflected in the condensed consolidated statements of operations is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Research & development	SO	(273)	(6)	(952)	1,144
	RSU	(660)	(102)	(795)	(628)
Sales & marketing	SO	(60)	186	(172)	2,063
	RSU	(27)	(4)	(75)	(12)
General & administrative	SO	(439)	25	(1,791)	609
	RSU	(92)	(24)	(293)	(211)

Total share-based compensation (expense)		(1,551)	74	(4,078)	2,965

1
5

Note 7: Contingencies
The following tables summarize the contingencies as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Current contingencies	5,633	5,016
Non-current contingencies	7,629	2,527

Total contingencies	13,262	7,542

The changes in contingencies are as follows:

	Pension retirement obligations	Collaboration agreement— Loss at completion	Other contingencies	Total
At January 1, 2021	937	3,956	2,649	7,542
Increases in liabilities	127	7,334	478	7,940
Used liabilities	—	—	(1,601)	(1,601)
Reversals of unused liabilities	—	—	—	—
Net interest related to employee benefits, and unwinding of discount	—	—	—	—
Actuarial gains and losses on defined-benefit plans	10	—	—	10
Other effects including currency translation effect	(57)	(458)	(113)	(629)

At September 30, 2021	1,016	10,832	1,413	13,262

Of which current	—	4,220	1,413	5,633
Of which non-current	1,016	6,612	—	7,629
In 2020 and during the first nine months of 2021, the ongoing
COVID-19
pandemic impacted the Company’s current clinical trials, including the Phase II clinical trial conducted as part of the development activities pursuant to the collaboration and license agreement with Nestlé Health Science. The Company experienced difficulties in enrolling new patients in this Phase II clinical trial (“PII”) and modified the protocols of the clinical trial. As a result of the accumulation of recruitment delays, the Company expects to incur additional clinical and production costs related to the Phase II clinical trial.
As of September 30, 2021, the Company recorded its collaboration agreement’s revenue based on its updated measurement of progress of the Phase II clinical trial conducted as part of the agreement. The accrual recorded in the amount of the difference between the Company’s current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase II clinical trial has been updated accordingly.
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

1
6

Note 8: Operating income
The following table summarizes the operating income during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research tax credit	1,647	1,815	5,324	7,615
Other operating ( loss ) income	(324)	2,344	(2,549)	4,873

Total	1,323	4,158	2,776	12,488

In 2020 and during the first nine months of 2021, the ongoing
COVID-19
pandemic i
m
pacted the Company’s current clinical trials, including the Phase II clinical trial conducted as part of the development activities pursuant to the collaboration and license agreement with Nestlé Health Science. The Company experienced difficulties in enrolling new patients in this Phase II clinical trial and modified the protocols of the clinical trial. As a result of the accumulation of recruitment delays, the Company expects to incur additional clinical and production costs related to the Phase II clinical trial.
As of September 30, 2021, the Company recorded its collaboration agreement’s revenue based on its updated measurement of progress of the Phase II clinical trial conducted as part of the agreement. The accrual recorded in the amount of the difference between the Company’s current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase II clinical trial has been updated accordingly.
Note 9: Allocation of Personnel Expenses
The Company had an average of 105 employees during the nine months ended September 30, 2021, in comparison with an average of 291 employees during the nine months ended September 30, 2020.
The following table summarizes the allocation of personnel expenses by function during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	4,161	5,984	12,272	18,294
Sales and marketing expenses	492	2,154	1,528	4,987
General and administrative expenses	2,583	1,570	9,347	6,628
Restructuring expenses	—	(231)	—	6,792

Total personnel expenses	7,236	9,477	23,148	36,701

1
7

The following table summarizes the allocation of personnel expenses by nature during the three nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Wages and salaries	3,793	7,021	12,629	33,121
Social security contributions	1,110	933	3,505	5,669
Expenses for pension commitments	286	617	981	1,116
Employer contribution to bonus shares	497	981	1,955	(241)
Share-based payments	1,551	(74)	4,078	(2,965)

Total	7,236	9,477	23,148	36,701

The decrease in personnel expenses is mainly due to a decreased headcount as a result of the 2020 global restructuring plan.
Note 10: Commitments
There have been no significant changes in other commitments from those disclosed in Note 19 to the consolidated financial statements included in the Annual Report.
Note 11: Relationships with Related Parties
The Company’s related parties consist of executive officers, directors and beneficial owners of five percent (5%) or more of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons. As of September 30, 2021, the total amount of remuneration granted to the members of the Board of Directors and Executive Committee has not changed significantly since December 31, 2020.
Pursuant to the authorization granted by the General Meeting of the Shareholders held on May 19, 2021, the Company offered its directors the opportunity to subscribe for warrants to purchase ordinary shares on May 19, 2021, and on June 3, 2021, the directors subscribed for warrants to purchase an aggregate of 39,185 ordinary shares. The fair value assumptions used and the valuation method of these warrants are described in Note 6—
Share-Based Payments
.
There were no other new significant related-party transactions during the period nor any change in the nature of the transactions from those described in Note 20 to the consolidated financial statements included in the Annual Report.
Note 12: Loss Per Share
Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the three and nine month periods ended September 30, 2021 and 2020, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive as a result of the Company’s net loss.
The ordinary share equivalents at September 30, 2021 and 2020 excluded from the calculation of diluted net loss per share for the three months and nine months ended September 30, 2021 and 2020 (in number of potential shares) are set forth here below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

Non-employee warrants	256,693	225,008	256,693	225,008
Employee warrants	—	82,500	—	82,500
Stock options	2,585,710	1,596,512	2,585,710	1,596,512
Restricted stock units	1,104,145	713,345	1,104,145	713,345

1
8

Note 13: Events after the Close of the Period
The Company evaluated subsequent events that occurred after September 30, 2021, through the date the condensed consolidated financial statements were issued after their approval by the Board of Directors on October 26, 2021 and determined that there are no significant events that require adjustments or disclosure in such condensed consolidated financial statements.

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
Viaskin Peanut in the United States
In January 2021, we received written responses from the FDA to questions provided in the Type A meeting request, we submitted in October 2020 following the CRL. In exchanges with the FDA, we proposed potential resolutions to two main concerns identified by the FDA in the CRL: the impact of patch adhesion and the need for patch modifications. The FDA agreed with our position that a modified Viaskin Peanut patch should not be considered as a new product entity provided the occlusion chamber of the current Viaskin Peanut patch and the peanut protein dose of 250 µg (approximately 1/1000 of a peanut) remains unchanged and performs in the same way it has performed previously. In order to confirm the consistency of efficacy data between the existing and modified patches, the FDA has requested an assessment comparing the uptake of allergen (peanut protein) between the patches in peanut allergic children ages 4 to 11 years. The FDA also recommended conducting a
6-month,
well-controlled safety and adhesion trial to assess the modified Viaskin Peanut patch in the intended patient population.
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
I
n the second quarter of 2021, we initiated PREQUAL, a Phase 1 study in healthy adult volunteers to optimize the allergen sample collection methodologies and validate the assays we intend to use in EQUAL (EQuivalence in Uptake of ALergen) to demonstrate the protein uptake comparability of the modified patch (mVP) to the reference or current patc
h (cVP).
We submitted the protocol for STAMP (Safety, Tolerability and Adhesion of Modified Patches), the

6-month

adhesion and safety study of the modified patch, to the FDA on May 6, and received feedback from the FDA on October 14, 2021. The FDA has requested us a stepwise approach to our modified Viaskin Peanut (mVP) development program. The FDA would like us to review the data from our protein uptake release study prior to providing additional comments on the STAMP protocol design. In its communication, the FDA stated that guidance is forthcoming on how best to demonstrate the protein uptake comparability of the mVP to the reference or current patch (cVP). The STAMP trial will not be initiated until we receive complete feedback from the FDA.
Viaskin
Peanut in Europe
During the first quarter of 2021, we received the first set of questions from the European Medicines Agency, or EMA, regarding the Marketing Authorization Application, or MAA, for Viaskin Peanut as a treatment for peanut allergy in children ages
4-11.
The questions were consistent with our expectations and prefiling conversations with the EMA. We did not receive questions about the impact of adhesion on efficacy. The EMA’s Committee for Medicinal Products for Human Use will provide a recommendation to the European Commission, or EC, on whether to grant a marketing authorization when its review of the Viaskin Peanut MAA is complete.

2
0

In July 2021, we received from the EMA a Day 180 list of outstanding issues. The review of the Viaskin Peanut MAA is progressing according to established EMA processes and ongoing conversations with the EMA.
M
any of EMA’s Objections and Major Objections have been answered; one Major Objection remained.
We are preparing our responses to the Day 180 letter and evaluating how to best address the Objections, including the remaining Major Objection which questions the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study. Further exchanges with EMA are anticipated. We estimate the EMA could issue its decision on potential marketing authorization for Viaskin Peanut in the first quarter of 2022.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations, derived from our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars, for the three months ended September 30, 2021 and 2020.

	Three months ended September 30,		$ change	% change
	2021	2020
Operating income	$1,323	$4,158	$(2,836)	(68%)
Operating expenses
Research and development expenses	(16,320)	(25,751)	9,430	(37%)
Sales and marketing expenses	(1,072)	(1,595)	524	(33%)
General and administrative expenses	(8,299)	(6,863)	(1,437)	21%
Restructuring expenses	—	286	(286)	100%

Total Operating expenses	(25,691)	(33,923)	8,232	(24%)

Financial income (expense)	336	(1,184)	1,519	(128%)

Income tax	—	(7)	7	(100%)

Net loss	$(24,033)	$(30,955)	$6,922	(22%)

Operating Income
The following table summarizes our operating income during the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		$ change	% change
	2021	2020
Sales	—	—	—	—
Other income	1,323	4,158	(2,836)	(68%)
Research tax credit	1,647	1,815	(168)	(9%)
Other operating (loss) income	(324)	2,344	(2,668)	(114%)

Total operating income	1,323	4,158	(2,836)	(68%)

Our operating income is primarily generated from the French research tax credit (
Cr
é
dit
d
’
Iimp
ô
t
Recherche
, or
CIR
), and by the revenue recognized under our collaboration agreement with Nestlé Health Science. We generated operating income of $1.3 million during the three months ended September 30, 2021 compared to $4.2 million during the three months ended September 30, 2020. The decrease in operating income is primarily attributable to the change in the revenue recognized under the Nestlé’s collaboration agreement, as we updated the measurement of progress of the Phase II clinical trial conducted as part of the agreement due to delays in new patient enrollment. The decrease in research tax credit is attributable to the decline of eligible expenses in connection with the decrease in Research and development expenses.
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		$ change	% change
Research and development expenses	2021	2020
External clinical-related expenses	8,633	5,175	3,458	67%
Employee-related costs	3,228	5,876	(2,648)	(45%)
Share-based payment expenses	933	108	825	*
Depreciation, amortization and other costs	3,526	14,592	(11,066)	(76%)

Total Research and development expenses	16,320	25,751	(9,430)	(37%)

*Percentage not meaningful
Research and development expenses decreased by $9.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a decrease in depreciation, amortization and other costs, as well as in employee-related costs, partially offset by an increase in external clinical-related expenses.
The decrease in depreciation, amortization and other costs was primarily due to the decrease in inventory depreciation, as we wrote down any inventories and work in progress to zero pending regulatory approval in the third quarter of 2020 following the CRL received from the FDA.This variation was partially offset by the accrual recorded in the amount of the difference between our current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase II clinical trial conducted as part of the Nestlé agreement.
Employee-related costs, excluding share-based payment expenses, decreased by $2.6 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to the workforce reduction we implemented as part of our 2020 global restructuring plan.
External clinical-related expenses increased by $3.5 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the completion of CHAMP, the initiation of PREQUAL and the preparation of the clinical protocol for STAMP.
The share-based payment expenses recognized for the three months ended September 30, 2020 was triggered by the reversal of share-based payment expenses due to employees’ departures in the context of our restructuring plan.

Sales and Marketing expenses
The following table summarizes our sales and marketing expenses incurred during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		$ change	% change
Sales and Marketing expenses	2021	2020
External professional services	379	(239)	619	(258%)
Employee-related costs	405	2,336	(1,931)	(83%)
Share-based payment expenses (income)	87	(182)	269	(148%)
Depreciation, amortization and other costs	200	(320)	520	(163%)

Total Sales and Marketing expenses	1,072	1,595	(524)	(33%)

Sales and marketing expenses amounted to $1.1 million for the three months ended September 30, 2021, compared to $1.6 million for the three months ended September 30, 2020. This decrease was primarily related to a decrease in employee-related costs of $1.9 million due related to the workforce reduction implemented as part of our restructuring plan.
General and Administrative expenses
The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		$ change	% change
General and Administrative expenses	2021	2020
External professional services	2,216	1,663	552	33%
Employee-related costs	2,052	1,571	482	31%
Share-based payment expenses	530	—	531	*
Depreciation, amortization and other costs	3,501	3,629	(128)	(4%)

Total General and Administrative expenses	8,299	6,863	1,437	21%

*Percentage	not meaningful
General and administrative expenses increased by $1.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the effect of exchange rates on external professional fees and employee-related costs.
The share-based payment expense was nil for the three months ended September 30, 2020 mostly due to employees’ departures in the context of our 2020 global restructuring plan.
Restructuring expenses
We initiated a global restructuring plan in June 2020 to provide operational latitude to progress in the clinical development and regulatory review of investigational Viaskin
™
Peanut in the United States and European Union. For the three months ended September 30, 2021, our average headcount was 94, compared to 248 for the three months ended September 30, 2020.
As of September 30, 2021, we had 92 employees. We expect full implementation of the organization-wide cost reduction measures to be completed in the fourth quarter of 2021.
The restructuring costs were mainly comprised of payroll expenses, restructuring-related consulting and legal fees, as well as impairment of facilities and right-of-use assets following resizing of facilities.
There were no restructuring costs for three months ended September 30, 2021.

Financial income (expense)
Our financial income was $0.3 million for the three months ended September 30, 2021 compared to a financial expense of $1.2 million for the three months ended September 30, 2020. This item mainly includes foreign exchange income and expenses.
Income tax
We did not have any income tax profit for the three months ended September 30, 2021 or 2020.
Net loss
Net loss was $24.0 million for the three months ended September 30, 2021, compared to $31.0 million for the three months ended September 30, 2020. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.44 and $0.56 for the three months ended September 30, 2021 and 2020, respectively.
Results of Operations
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations, derived from our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars, for the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30,		$ change	% change
	2021	2020
Operating income	$2,776	$12,488	$(9,713)	(78%)
Operating expenses
Research and development expenses	(58,663)	(75,214)	16,551	(22%)
Sales and marketing expenses	(2,999)	(8,114)	5,115	(63%)
General and administrative expenses	(26,250)	(26,838)	587	(2%)
Restructuring expenses	—	(21,003)	21,003	(100%)

Total Operating expenses	(87,912)	(131,169)	43,257	( 33%)

Financial income (expense)	597	(1,380)	1,977	(143%)

Income tax	404	(10)	414	*

Net loss	$(84,136)	$(120,071)	$35,935	(30%)

*	Percentage not meaningful
Operating Income
The following table summarizes our operating income during the nine months ended September 30, 2021 and 2020:

	Nine Months ended September 30,		$ change	% change
	2021	2020
Sales	—	—
Other income	2,776	12,488	(9,713)	(78%)
Research tax credit	5,324	7,615	(2,291)	(30%)
Other operating (loss) income	(2,549)	4,873	(7,422)	(152%)

Total operating income	2,776	12,488	(9,713)	(78%)

Our operating income was primarily generated from the French research tax credit (
CIR
) and from revenue recognized under our collaboration agreement with Nestlé Health Science. We generated operating income of $2.8 million during the nine months ended September 30, 2021, compared to $12.5 million during the nine months ended September 30, 2020. The decrease in operating income is primarily attributable to the change in the revenue recognized under the Nestlé’s collaboration agreement, as we updated the measurement of progress of the Phase II clinical trial conducted as part of the agreement due to delays in new patient enrollment. The decrease in research tax credit is attributable to the decline in eligible expenses in connection with research and development expenses.
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		$ change	% change
Research and development expenses	2021	2020
External clinical-related expenses	31,319	34,494	(3,175)	(9%)
Employee-related costs	10,525	18,810	(8,284)	(44%)
Share-based payment expenses (income)	1,747	(516)	2,263	(439%)
Depreciation, amortization and other costs	15,072	22,427	(7,355)	(33%)

Total Research and development expenses	58,663	75,214	(16,551)	(22%)

Research and development expenses decreased by $16.6 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to a decrease in employee-related costs and depreciation, amortization and other costs, as well as in external clinical-related expenses, offset by an increase in share-based payment expenses.
External clinical-related expenses decreased by $3.2 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to cost containment measures following our 2020 global restructuring plan.
Employee-related costs, excluding share-based payment expenses, decreased by $8.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to the workforce reduction we implemented as part of our 2020 global restructuring plan.
The decrease in depreciation, amortization and other costs was primarily due to the decrease in inventory depreciation, as we wrote down any inventories and work in progress to zero pending regulatory approval in the third quarter of 2020 following the CRL received from the FDA.This variation was partially offset by the accrual recorded in the amount of the difference between our current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase II clinical trial conducted as part of the Nestlé agreement.
The share-based payment income recognized for the nine months ended September 30, 2020 was triggered by the reversal of share-based payment expenses due to employees’ departures in the context of our restructuring plan.
Sales and Marketing expenses
The following table summarizes our sales and marketing expenses incurred during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		$ change	% change
Sales and Marketing expenses	2021	2020
External professional services	771	2,881	(2,111)	(73%)
Employee-related costs	1,282	7,038	(5,757)	(82%)
Share-based payment expenses (income)	246	(2,052)	2,298	(112%)
Depreciation, amortization and other costs	700	246	454	185%

Total Sales and Marketing expenses	2,999	8,114	(5,115)	(63%)

Sales and marketing expenses decreased by $5.1 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to a decrease in employee-related costs and external professional services, partially offset by share-based payment expenses.
Employee-related costs, excluding share-based payments expenses, decreased by $5.8 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 due to the workforce reduction we implemented as part of our 2020 global restructuring plan.
External professional services decreased by $2.1 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily as a result of budget discipline measures. The share-based payment expense recognized for the nine months ended September 30, 2021 and the income recognized for the nine months ended September 30, 2020 was triggered by the reversal of share-based payment expenses due to employees’ departures in the context of our restructuring plan.

General and Administrative expenses
The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		$ change	% change
General and Administrative expenses	2021	2020
External professional services	6,425	10,517	(4,092)	(39%)
Employee-related costs	7,263	7,026	237	3%
Share-based payment expenses (income)	2,084	(397)	2,482	625%
Depreciation, amortization and other costs	10,478	9,693	785	8%

Total General and Administrative expenses	26,250	26,838	(587)	(2%)

*	Percentage not meaningful
General and administrative expenses decreased by $0.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to cost containment measures and decreased external professional fees, partially offset by an increase in share-based payment expenses.
The share-based payment expense recognized for the nine months ended September 30, 2021 and the income recognized for the nine months ended September 30, 2020 was triggered by the reversal of share-based payment expense due to employees’ departures in the context of our 2020 global restructuring plan.
Restructuring expenses
We initiated a global restructuring plan in June 2020 to provide operational latitude to progress the clinical development and regulatory review of investigational Viaskin
™
Peanut in the United States and European Union. For the nine months ended September 30, 2021, our average headcount was 105 compared to 291 for the nine months ended September 30, 2020.
As of September 30, 2021, we had 92 employees. We expect full implementation of the organization-wide costs reduction measures to be completed in the fourth quarter of 2021.
The restructuring costs were mainly comprised of payroll expenses, restructuring-related consulting and legal fees, as well as impairment of facilities and right-of-use assets following resizing of facilities.
There were no restructuring costs for nine months ended September 30, 2021.
Financial income (expense)
Our financial income was $0.6 million for the nine months ended September 30, 2021 compared to a financial expense of $1.4 million for the nine months ended September 30, 2020. This item mainly includes foreign exchange income and expenses.
Income tax
Our income tax profit was $0.4 million for the nine months ended September 30, 2021. This income tax profit mainly resulted from US tax refunds. We did not have any income tax profit for the nine months ended September 30, 2020.
Net loss
Net loss was $84.1 million for the nine months ended September 30, 2021, compared to $120.1 million for the nine months ended September 30, 2020. Net loss per share (based on the weighted average number of shares outstanding over the period) was $1.53 and $2.23 for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources
The table below summarizes our sources and uses of cash for the nine months ended September 30, 2021 and 2020.

	Nine Months ended September 30,		$ change	% of change
(Amounts in thousands of U.S. Dollars)	2021	2020
Net cash flow used in operating activities	(89,452)	(132,076)	42,624	(32%)
Net cash flow provided by (used in) investing activities	41	(2,232)	2,273	(102%)
Net cash flow (used in) provided by financing activities	(103)	149,624	(149,726)	(100%)
Effect of exchange rate changes on cash and cash equivalents	(8,643)	12,834	(21,477)	(167%)

Net (decrease) increase in cash and cash equivalents	(98,157)	28,150	(126,307)	(449%)

Operating Activities
Our net cash flows used in operating activities were $89.5 million and $132.1 million during the nine months ended September 30, 2021 and 2020, respectively. Our net cash flows used in operating activities decreased by $42.6 million, or 32%, mainly due to cost containment measures and the decrease in personnel expenses related to the workforce reduction as part of our global restructuring plan. Cash flows used in operating activities for the nine months ended September 30, 2021 includes restructuring costs paid for $7.0 million.
Investing Activities
Our net cash flows provided by investing activities were $41,000 during the nine months ended September 30, 2021 and net cash flows used in investing activities were $2.2 million during the nine months ended September 30, 2020, respectively. Those investments were mainly for our industrial machinery and equipment, which are commissioned in order to support the commercialization of Viaskin Peanut, if approved.
Financing Activities
Our net cash flows used in financing activities were $103,000 during the nine months ended September 30, 2021 and net cash flows provided by financing activities were $149.6 million during the nine months ended September 30, 2020. Financing activities consisted mainly of our underwritten global offering in the first quarter of 2020.
Cash and Funding Sources
On September 30, 2021, we had $98.2 million in cash and cash equivalents compared to $221.4 million and $196.4 million of cash and cash equivalents on September 30, 2020 and December 31, 2020, respectively. We have incurred net losses and negative cash flows from operations in each year since our inception. Substantially all of our net losses resulted from costs incurred in connection with our development programs and from general and administrative expenses associated with our operations. Net cash used for operating activities was $89.5 million and $132.1 million, respectively, for the nine months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021, we recorded a net loss of $84.1 million.
Since our inception, we have primarily funded our operations with equity financings, and, to a lesser extent, public assistance aimed at supporting innovation and payments associated with French administration on research tax credits (Credit Impot Recherche). We do not generate product revenue and continue to prepare for the potential launch of our first product in the United States and in the European Union, if approved.
During the nine months ended September 2021 and 2020, we obtained the following financing on the public markets by issuance of securities, net of commissions and estimated offering expenses:

Equity
capital
(Amounts in thousands of U.S. Dollars)
Nine months ended September 30, 2020	$150,010
Nine months ended September 30, 2021	—

Total	$150,010

We have not incurred any bank debt.
Based on our current assumptions, we expect that our current cash and cash equivalents will support our operations into the third quarter of 2022.
Capital Expenditures
As all the clinical research and development expenditures are expensed until marketing authorizations are obtained, the principal investments made over the nine months ended September 30, 2021 and 2020 have been related primarily to the industrial machinery and equipment, which are expected to be commissioned in order to support the commercialization of Viaskin Peanut, if approved and, secondarily, to the acquisition of computer and office equipment.
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
Based on our plans to address the guidance received from the FDA in January 2021 and additional feedback received in October 2021 regarding the protocol for STAMP, and our expected cost savings from implementation of the global restructuring plan, we expect that our current balance of cash and cash equivalents of $98.2 million as of September 30, 2021 will be sufficient to fund our operations into the third quarter of 2022. As of the date of the filing, our available cash is not projected to be sufficient to support our operating plan for the next 12 months. As such, there is substantial doubt regarding the Company’s ability to continue as a going concern.
We intend to seek additional capital as we prepare for the launch of Viaskin Peanut, if approved, and continue other research and development efforts. We may seek to finance our future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive
financings. On June 30, 2021, we filed a registration statement on
Form S-3 with
the U.S. Securities and Exchange Commission, or SEC, utilizing a shelf registration process. Under this shelf registration process, we may offer our ordinary shares, ordinary shares in the form of ADSs or any combination thereof from time to time in one or more offerings up to a total aggregate offering price of $250,000,000.
We cannot guarantee that we will be able to obtain the necessary financing to meet our needs or to obtain funds at attractive terms and conditions, including as a result of disruptions to the global financial markets due to the ongoing
COVID-19
pandemic. The ongoing
COVID-19
pandemic has already caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks for us, including reduced ability to raise additional capital when needed and on acceptable terms, if at all.
Contractual Obligations and Other Commitments
There have been no material changes in our contractual obligations and commitments from those disclosed in the Annual Report.
Off-Balance
Sheet Arrangements
We have not entered into any
off-balance
sheet arrangements and do not have variable interests in variable interest entities.
Smaller Reporting Company Status
We are a smaller reporting company as defined in the Exchange Act. We may, and intend to, take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as we are a smaller reporting company. We may be a smaller reporting company in any year in which (i) the market value of our voting and non-voting ordinary shares
held
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on its evaluation as of September 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule
13a-15(e)
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits.
Exhibit Index

Exhibit	Description	Incorporated by Reference
		Schedule / Form	File Number	Exhibit	File Date

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, as amended

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

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

DBV Technologies S.A. (Registrant)

Date: October 26, 2021	By: /s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2021	By: /s/ Sébastien Robitaille
Sébastien Robitaille
Chief Financial Officer
(Principal Financial and Accounting Officer)