Form 10-K
period 2021-12-31
DBV Technologies S.A.
filed 2022-03-09
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended

December 31
, 2021
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

  ☐  Yes     ☒
No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
.
☐  Yes     ☒
No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days
.    ☒
Yes

☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files
).    ☒
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
    ☐  Yes
☒
  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price per American Depositary Share, or ADS, of the registrant’s ADSs on The Nasdaq Global Select Market on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was

$601.8
million.
As of March 9, 2022, the registrant had

55,095,762

ordinary shares, nominal value €0.10 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, or Proxy Statement, for its 2022 Combined Ordinary and Extraordinary General Shareholders’ Meeting, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
our expectations regarding the timing or likelihood of regulatory filings and approvals, including with respect to our anticipated re-submission of a Biologics License Application, or a BLA, for ViaskinTM Peanut to the U.S. Food and Drug Administration, or the FDA;

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

i

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

•
We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. These factors raise substantial doubt regarding our ability to continue as a going concern.

•
We will require substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations.

•	We are limited in our ability to raise additional share capital, which may make it difficult for us to raise capital to fund our operations.

•	COVID-19 may materially and adversely affect our business and our financial results.

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

•
Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could negatively affect our operating results and business.

•	Our failure to maintain certain tax benefits applicable to French technology companies may adversely affect our results of operations.

•	We may be forced to repay conditional advances prematurely if we fail to comply with our contractual obligations under the applicable innovation grant agreements.

•
We will need to develop and implement sales, marketing and distribution capabilities before we are able to bring any product candidate to market, and as a result, we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

•	If we are not able to comply with the applicable continued listing requirements or standards of the Nasdaq Global Select Market, or Nasdaq, our ADSs could be delisted.

•	The dual listing of our ordinary shares and our ADSs may adversely affect the liquidity and value of the ADSs.

v

Unless the context otherwise requires, we use the terms “DBV,” “DBV Technologies,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K, or Annual Report, to refer to DBV Technologies S.A. and, where appropriate, its consolidated subsidiaries. “Viaskin™”, “EPIT™” and our other registered and common law trade names, trademarks and service marks are the property of DBV Technologies S.A. or our subsidiaries. All other trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners. Solely for convenience, the trademarks and trade names in this prospectus may be referred to without the
®
and symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

PART I

Item 1.	Business.
Overview
DBV Technologies is a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin. Our therapeutic approach is based on epicutaneous immunotherapy, or EPIT™, our proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin, an epicutaneous patch (i.e., a skin patch). We have generated significant data demonstrating that Viaskin’s mechanism of action is novel and differentiated, as it targets specific antigen-presenting immune cells in the skin, called Langerhans cells, that capture the antigen and migrate to the lymph node in order to activate the immune system without passage of the antigen into the bloodstream, minimizing systemic exposure in the body. We are advancing this unique technology to treat patients, including infants and children, suffering from food allergies, for whom safety is paramount, since the introduction of the offending allergen into their bloodstream can cause severe or life-threatening allergic reactions, such as anaphylactic shock. We believe Viaskin may offer convenient, self-administered, non-invasive immunotherapy to patients.
Our most advanced product candidate is Viaskin Peanut, which has been evaluated in nine clinical trials, including four Phase II trials and two Phase III trials, as a potential therapy for children ages four to eleven with peanut allergy. We also have an ongoing Phase III trial of Viaskin Peanut in children ages one to three with peanut allergy.
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
Our Strategy
Our goal is to change the field of immunotherapy by developing and commercializing safe, effective, and convenient therapies for patients with food allergies and other immunological conditions. Key elements of our strategy are:

•	Pursue the continued development of Viaskin Peanut for toddlers and children with peanut allergy.

•	Seek marketing approval for Viaskin Peanut in the United States and the European Union

•	Advance the clinical development of additional Viaskin product candidates in the United States and other major markets.

•	Build a broad immunotherapy product pipeline with our innovative Viaskin technology platform.
Peanut Allergy
Unmet Medical Need
Peanut allergy is one of the most common food allergies globally with an overall prevalence across all age groups of approximately 1%, which increases up to 2% in the pediatric population. Based on a 2018 publication, an estimated 2.2% of the pediatric population in the United States, approximately 1.6 million children, is allergic to peanuts. This reflects an increasing prevalence, as has been shown by several epidemiologic studies, including a cross-sectional survey-based study in the United States in which the prevalence of peanut allergy more than tripled between 1997 and 2008 from 0.4% to 1.4%. Studies indicate that most children do not outgrow their peanut allergy, with resolution occurring in only about 20% of young children, making this allergy a life-long affliction in most cases.

Clinically, peanut allergy is characterized by rapid onset of symptoms which are triggered by the release of mediators from mast cells and basophils and typically involves one or more target organs. Presentation and severity of allergic reactions are unpredictable and may vary from mild to severe (anaphylaxis) within populations and within individuals over time. In the case of peanut allergy, all individuals are therefore considered at risk for severe allergic reactions, irrespective of their past history.
Current Challenges in the Management of Peanut Allergy Patients
The standard of care for the management of peanut allergy is strict allergen avoidance and the use of epinephrine in case of an allergic reaction. However, since peanut is a common ingredient in many foods, strict avoidance is difficult to achieve, and accidental exposures in peanut-allergic children remains a common issue. The estimated rate of accidental peanut exposure in peanut-allergic children is estimated to be 12.4% per year, with approximately 40% of children experiencing an accidental exposure within 3 years of diagnosis. In addition, the constant vigilance required to avoid allergen exposure can affect the quality of life of peanut-allergic children and their parents/caregivers. Daily family activities and social events are negatively impacted by the anxiety and fear of accidental peanut ingestion. According to a 2020 publication, a recent survey conducted across eight European countries reported high rates of frustration, stress and isolation in peanut-allergic individuals and their caregivers. The current management of peanut allergy has significant limitations and highlights the need for safe and effective treatments that can induce clinical desensitization (i.e., increased tolerance to peanut allergen), thus minimizing the risk of reaction due to accidental ingestion. Current and Emerging Peanut Allergy Treatments
Several non-specific and allergen-specific treatment approaches are in various stages of clinical development for the treatment of peanut allergy. Food allergen-specific approaches include epicutaneous immunotherapy, or EPIT, oral immunotherapy, or OIT, (both with and without adjunctive therapies), and sublingual immunotherapy, or SLIT. EPIT is an emerging therapeutic approach to food allergy that utilizes the unique immune properties of the skin to deliver allergen directly to antigen-presenting cells in the epidermis and dermis to initiate desensitization. Although efficacious, peanut OIT may not be suitable or a preferred option for all children with peanut allergy because of its relatively high rate of systemic side effects and the limitations the treatment places on activities of daily living, including exercise, and unpredictability of tolerance in the setting of intercurrent illness. A proprietary form of OIT, Palforzia, was recently approved in the US and the European Union for the treatment of peanut allergy in children aged 4–17 years. SLIT for peanut allergy has demonstrated evidence of clinical success, with a more satisfactory side effect profile compared to OIT. Despite the evident interest of clinicians to further evaluate these treatment procedures, OIT and SLIT may not be applicable across all ages and risk categories of peanut-allergic children and adults.
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

Viaskin Peanut for children ages 4-11
Our lead product candidate, Viaskin Peanut, has completed a global Phase III development program for the treatment of peanut allergic patients four to 11 years of age. The program comprised the following clinical trials:

•
PEPITES (
P
eanut
EPIT E
fficacy and
S
afety Study)
, a randomized, placebo-controlled pivotal Phase III trial investigating the safety and efficacy of Viaskin Peanut 250 µg in 356 patients after 12 months of treatment.

•
REALISE (REAL Life Use and Safety of EPIT),
a randomized, placebo-controlled Phase III trial designed to generate safety data after six months of blinded treatment, as well as to evaluate the use of Viaskin Peanut 250 µg in routine clinical practice.

•
PEOPLE (
P
EPITES
OP
en
L
abel
E
xtension
S
tudy)
, a long-term, open-label extension trial of Viaskin Peanut 250 µg. In the PEOPLE trial, patients who were randomized and received active treatment during PEPITES received Viaskin Peanut 250 µg for two additional years, while patients who received placebo during PEPITES were treated with Viaskin Peanut 250 µg for three years.

The results from PEPITES and REALISE formed the basis for our 2019 regulatory submission in the United States, a Biologics License Application, or BLA, for the use of Viaskin Peanut in peanut-allergic patients four to 11 years of age. The results from PEPITES, REALISE and PEOPLE formed the basis for our 2020 regulatory submission in the European Union, a Marketing Authorization Application, or MAA, for the use of Viaskin Peanut in peanut- allergic patients four to 11 years of age.
United States Regulatory History and Current Status
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
In August 2020, we received a Complete Response Letter, or CRL, in which the FDA indicated it could not approve the Viaskin Peanut BLA in its current form. The FDA identified concerns regarding the impact of patch-site adhesion on efficacy and indicated the need for patch modifications, and subsequently a new human factor study. The FDA also indicated that supplementary clinical data would need to be generated to support the modified patch. In addition, the FDA requested additional Chemistry, Manufacturing and Controls, or CMC, data. The FDA did not raise any safety concerns related to Viaskin Peanut.
In January 2021, we received written responses from the FDA to questions provided in the Type A meeting request we submitted in October 2020 following the CRL. The FDA agreed with our position that a modified Viaskin Peanut patch should not be considered as a new product entity provided the occlusion chamber of the current Viaskin Peanut patch and the peanut protein dose of 250 µg (approximately 1/1,000 of one peanut) remains unchanged and performs in the same way it has performed previously. In order to confirm the consistency of efficacy data between the existing and a modified patch, FDA requested an assessment comparing the uptake of allergen (peanut protein) between the patches in peanut allergic children ages 4-11. We named that assessment EQUAL, which stands for Equivalence in Uptake of Allergen. The FDA also recommended conducting a 6-month, well-controlled safety and adhesion trial to assess a modified Viaskin Peanut patch in the intended patient population. We later named this clinical trial STAMP, which stands for Safety, Tolerability, and Adhesion of Modified Patches.
Based on the January 2021 FDA feedback, we defined three parallel workstreams:

1.	Identify a modified Viaskin patch (which we call mVP).

2.
Generate the 6-month safety and adhesion clinical data FDA requested via STAMP, which we expected to be the longest component of the mVP clinical plan. We prioritized the STAMP protocol submission so we could begin the clinical trial as soon as possible.

3.	Demonstrate the equivalence in allergen uptake between the current and modified patches in the intended patient population via EQUAL. The complexity of EQUAL hinged on the lack of established clinical and regulatory criteria to characterize allergen uptake via an epicutaneous patch. To support those exchanges, we outlined our proposed approach to demonstrate allergen uptake equivalence between the two patches, and allotted time to generate informative data through two additional Phase I clinical trials in healthy adult volunteers:

a.
PREQUAL, a Phase I trial with adult healthy volunteers to optimize the allergen sample collection methodologies and validate the assays we intend to use in EQUAL. The data collection phase of the trial is complete, and the data analysis phase is ongoing.

b.	‘EQUAL in adults,’ a second Phase I trial with adult healthy volunteers to compare the allergen uptake of cVP and mVP.
In March 2021, we commenced CHAMP (Comparison of adHesion Among Modified Patches), a Phase I trial in healthy adult volunteers to evaluate the adhesion of five modified Viaskin Peanut patches. We completed CHAMP in the second quarter of 2021. All modified Viaskin Peanut patches demonstrated better adhesion performance as compared to the then-current Viaskin Peanut patch, and based on the results of CHAMP, we then selected two modified patches that performed best out of the five modified patches studied for further development. We then selected the circular patch for further development, which is approximately 50% larger in size relative to the current patch and circular in shape.
In May 2021, we submitted our proposed STAMP protocol to the FDA, and on October 14, 2021, we received an Advice/Information Request letter from the FDA. In this letter, the FDA requested a stepwise approach to the modified Viaskin patch development program and provided partial feedback on the STAMP protocol. Specifically, the FDA requested that we conduct allergen uptake comparison trials (i.e., ‘EQUAL in Adults,’ EQUAL), and submit the allergen uptake comparison data for FDA review and feedback prior to starting the STAMP study. The FDA’s explanation was that the results from the allergen uptake trials might affect the design of the STAMP study.
After careful review of the FDA’s information requests, in December 2021, we decided not to pursue the sequential approach to the development plans for Viaskin Peanut as requested by the FDA in the October 2021 feedback. We estimated that the FDA’s newly proposed sequential approach would require at least five rounds of exchanges that necessitate FDA alignment prior to initiating STAMP, the 6-month safety and adhesion study. As such, in December 2021, we announced we plan to initiate a pivotal Phase III placebo-controlled efficacy trial for a modified Viaskin Peanut patch (mVP) in children in the intended patient population. The clinical trial will also include updates to the Instructions for Use (IFU). We consider this approach the most straightforward to potentially demonstrate effectiveness, safety, and improved in vivo adhesion of the modified Viaskin Peanut system. The FDA has confirmed our change in strategy is agreeable via oral and written exchanges. The protocol for the new Phase III pivotal study of the modified Viaskin Peanut (mVP) patch was completed at the end of February 2022 and has been prepared for FDA submission. We are currently engaged in discussions with FDA in preparation for protocol submission and review. We expect to complete protocol submission following further alignment with FDA.
European Union Regulatory History and Current Status
In November 2020, we announced that our Marketing Authorization Application, or MAA, for Viaskin Peanut had been validated by the European Medicines Agency, or EMA. The validation of the MAA confirmed that the submission was sufficiently complete to begin the formal review process for Viaskin Peanut to treat peanut allergies in children ages four to 11 years. Following the MAA validation, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, will review the application and provide a recommendation to the European Commission, or EC, on whether to grant a marketing authorization. On March 11, 2021, we announced that we had received the EMA’s Day 120 questions, which were consistent with both our expectations and pre- filing conversations with the EMA. We did not receive questions about the impact of adhesion on efficacy.
On August 2, 2021, we announced we had received from the EMA the Day 180 list of outstanding issues, which is an established part of the prescribed EMA review process. It is a letter that is meant to include any remaining questions or objections at that stage in the process. The EMA indicated many of their objections and major objections from the Day 120 list of questions had been answered. One major objection remained at Day 180. The Major Objection questioned the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study.
On December 20, 2021, we announced we had withdrawn the MAA for Viaskin Peanut and formally notified the EMA of our decision. The initial filing was supported by data from a single, placebo-controlled Phase III pivotal trial known as PEPITES (V712-301). The decision to withdraw was based on the view of CHMP that the data available to date from a single pivotal clinical trial were not sufficient to preclude a Major Objection at Day 180 in the review cycle. We believe data from a second Viaskin Peanut pivotal clinical trial will support a more robust path for licensure of Viaskin Peanut in the EU. We intend to resubmit the MAA when that data set is available.
PEPITES (
P
eanut
EPIT E
fficacy and
S
afety Study)
In December 2015, we initiated a pivotal Phase III trial designed to evaluate the safety and efficacy of Viaskin Peanut 250
μ
g in children four to 11 years of age suffering from peanut allergy. PEPITES was a global, randomized 2:1, double-blind, placebo-controlled Phase III trial, in which 356 pediatric peanut-allergic patients were treated with Viaskin Peanut 250
μ
g or placebo for 12 months. A new patch was applied each day, and after 2 weeks, each patch was worn for 24 hours. During the trial, patients’ sensitivity to peanut protein was assessed using a double-blind, placebo-controlled food challenge, or DBPCFC, at baseline and again after 12 months of treatment. The DBPCFC was halted once the patient exhibited an objective symptom, as described on a pre-specified scale, thus establishing a subject’s peanut reactivity level, also known as the patient’s eliciting dose, or ED. The median baseline reactive dose in PEPITES was 100 mg at baseline.

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
Results of PEPITES Trial
In October 2017, we announced topline results from PEPITES, in which we observed a statistically significant response with a favorable tolerability profile, with (based on “responder” definitions above) 35.3% of patients responding to Viaskin Peanut 250
μ
g after 12 months of treatment as compared to 13.6% of patients in the placebo arm (difference in response rates = 21.7%; p=0.00001; 95% CI = 12.4%—29.8%). However, the primary endpoint, which evaluated the 95% CI in the difference in response rates between the active and placebo arms, did not reach the 15% lower bound of the CI that was proposed in the study’s Statistical Analysis Plan submitted to the FDA. Detailed results were published in The Journal of the American Medical Association in February 2019.

With respect to CRD, a key secondary endpoint which measures threshold reactivity during the DBPCFC, we observed that at month 12, patients treated with Viaskin Peanut 250
μ
g and placebo reached a mean CRD of 906 mg (median 444 mg) and 361 mg (median 144 mg) of peanut protein, respectively. Patients in the active and placebo arms entered the trial at similar sensitivity levels; mean CRD at baseline was 211.7 mg (median 144 mg) in the Viaskin Peanut arm and 212.5 mg (median 144 mg) in the placebo arm. A difference in the CRD was observed between Viaskin Peanut and placebo (nominal p-value < 0.001) following 12 months of treatment.

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

A favorable safety and tolerability profile was observed with Viaskin Peanut. Treatment adherence was high (98.5%), and similar discontinuation rates between treatment groups were reported, with 89.9% of patients completing the trial. There was a low discontinuation rate due to treatment-emergent adverse events, or TEAEs, (1.7%), and the overall rate of TEAEs, regardless of relatedness to the treatment, was comparable between treatment and placebo groups, at 95.4% and 89.0%, respectively. The most commonly reported TEAEs were mild to moderate application-site reactions that decreased after month one in both frequency and severity. There were no treatment-related gastrointestinal adverse events or cases of eosinophilic esophagitis in this trial.
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
Following the completion of PEPITES, all patients were eligible to enroll in PEOPLE (
Open-Label Follow-Up Study of the PEPITES Study to Evaluate the Long-term Efficacy and Safety of Viaskin Peanut
), a long-term, open-label extension trial of Peanut 250 µg in children. In the PEOPLE trial, patients who were randomized and received active treatment during PEPITES received Viaskin Peanut 250 µg for two additional years, while patients who previously received placebo during PEPITES will be treated with Viaskin Peanut 250 µg for three years. In August 2017, we announced the completion of enrollment of the PEOPLE trial, with 298 (92%) patients who completed PEPITES enrolling in this follow-up trial.
PEOPLE (
P
EPITES
Op
en
L
abel
E
xtension
S
tudy)
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
The PEOPLE trial is an ongoing open-label extension study evaluating the long-term safety, tolerability and efficacy of Viaskin Peanut 250 µg in patients who have completed the Phase III PEPITES trial. Of the 213 patients who were randomized in the active treatment arm of PEPITES and completed the 12-month trial, 198 patients opted to enter the PEOPLE clinical trial (safety population). Of these patients, 148 were considered completers after 36 months and 141 patients completed all treatment according to the clinical trialprotocol without major deviations. Efficacy data were analyzed from these 141 patients (per-protocol).
Topline results from PEOPLE support the long-term tolerability and clinical benefit of Viaskin Peanut, demonstrating desensitization over 36 months of treatment, with 75.9% (107/141) of patients increasing their ED from baseline. After 36 months, 51.8% (73/141) of patients reached an ED of at least 1,000 mg peanut protein, an increase of 40.4% (57/141) relative to Month 12. In addition, 13.5% (19/141) of patients completed the food challenge without meeting stopping criteria at 36 months (cumulative dose of 5,444 mg). At Month 36, the mean cumulative reactive dose (CRD) was 1,768.8 mg (median 944 mg) compared to 223.8 mg (median 144 mg) at baseline.

The safety profile of Viaskin Peanut was consistent with that observed in the clinical program to date in over 1,000 patients. During the PEOPLE trial, the most common adverse events were mild to moderate skin reactions localized to the administration site, and there was no epinephrine use deemed related to treatment. No treatment related serious adverse events were reported. One patient experienced one case of mild anaphylaxis that was determined by the investigator to be possibly related to treatment and resolved without treatment. Treatment compliance remained high throughout the trial at a mean of 98% over three years of treatment. Low discontinuations due to adverse events were observed, with two children discontinuing the trial due to treatment- related TEAEs during PEOPLE.
Exploratory analyses suggest Viaskin Peanut may offer sustained effect even after a period without treatment. All participants who reached an ED ≥1,000 mg at Month 36 were eligible to continue the trial for two additional months without treatment while maintaining a peanut-free diet. A further double-blind placebo-controlled food challenge to determine ED was administered at the end of this period (Month 38). The analysis showed that 77.8% (14/18) of the children who completed the oral food challenge at Month 38 maintained desensitization with an ED ≥ 1,000 mg.
REALISE (REAL Life Use and Safety of EPIT)
In November 2016, we initiated a Phase III trial in peanut-allergic children four to 11 years of age designed to assess the use and safety of Viaskin Peanut 250 µg in routine clinical practice. REALISE is a multicenter, randomized 3:1, double-blind, placebo-controlled Phase III trial, in which pediatric peanut allergic patients were treated with Viaskin Peanut 250 µg or placebo for six months. Treatment course with Viaskin Peanut consists of a daily application of the patch on the backs of the patients.
No DBPCFCs were required for entry or during the trial, in order to replicate routine clinical practice. Patients in the clinical trial were selected, as per clinical practice, based on a well-documented medical history of IgE-mediated reactions to peanut, including children with a history of severe anaphylaxis, along with skin and serum test results highly predictive of peanut allergy. As no DBPCFCs were required, the primary endpoint of the clinical trial is safety as measured by adverse events, treatment-emergent adverse events and serious adverse events after six months of blinded treatment. Secondary endpoints included evolution of peanut-specific serological markers over time, including IgE, IgG and skin prick test wheal. Exploratory criteria also included scores from patients’ Food Allergy Quality of Life Questionnaire, or FAQLQ, and the Food Allergy Independent Measure, FAIM.
In March 2017, we announced the completion of enrollment in REALISE, which randomized 393 patients in 32 centers across North America.
After the initial blinded six-month period, 97.5% of patients in both the placebo and active arms opted into an open-label portion of the study, which continued monitoring patients for a total of 36 months of active treatment.
Results of REALISE Trial
Results from the 6-month blinded portion of this trial were comparable with outcomes from previous trials of Viaskin Peanut 250 µg. The most commonly reported adverse events were local application site reactions, which were mostly mild and moderate in nature. No imbalance in SAEs was observed in the trial, with three cases in three patients in the active arm (1.0%) and two cases in two patients in the placebo arm (2.0%). One case in one patient in the active arm was qualified by the investigator as moderate anaphylaxis probably related to treatment. The patient responded to standard outpatient therapy. In the six-month blinded period, the discontinuation rate was 2.5%, with a 1.0% dropout related to adverse events. The mean patient compliance was above 95%.
In November 2021, long-term results of from REALISE, including the safety of Viaskin Peanut over three years and potential impact on health-related quality of life (HRQL), were presented at the American College of Allergy, Asthma & Immunology (ACAAI) Annual Scientific Meeting.
Viaskin Peanut for Children ages 1-3
We are also developing Viaskin Peanut for the treatment of peanut allergy in toddlers one to three years of age. In August 2017, we initiated Part A of the EPITOPE (EPIT
®
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
On June 26, 2020, we announced that in Part A, patients in both treatment arms showed consistent treatment effect after 12 months of therapy, as assessed by a double-blind placebo-controlled food challenge and biomarker results. Part A subjects were not included in Part B and the efficacy analyses from Part A were not statistically powered to demonstrate superiority of either dose versus placebo. These results validate the ongoing investigation of the 250 µg dose in this age group, which is the dose being studied in Part B of the study. Enrollment of Part B of EPITOPE was complete in first quarter of 2021, and top-line results are expected mid-year
2022.
Viaskin Milk
Our second product candidate, Viaskin Milk, is in development for the treatment of cow’s milk protein allergy, or CMPA, in children two to 17 years of age, and received fast track designation from the FDA in September 2016. In November 2014, we initiated a multi-center, double-blind, placebo-controlled, randomized Phase I/II dose-finding trial to study the safety and efficacy of Viaskin Milk in 198 patients with Immunoglobulin E, or IgE, mediated CMPA, which we refer to as the Milk Efficacy and Safety, or MILES, trial. The MILES (Milk Efficacy and Safety) clinical trial was designed to determine a safe and effective dose in two age groups: children ages two to 11 and adolescents ages 12 to 17. In June 2015, we announced completion of Part A of the MILES study, or Phase I, for which the DSMB recommended to continue the trial as planned and did not raise any safety concerns, and we launched Part B, or Phase II, in October 2015.
In February 2018, we announced topline results from Part B of the MILES study. Following analyses of the data, the 300 µg dose of Viaskin Milk was identified as the dose with the greatest observed clinical activity for children (intent-to-treat, or ITT, p=0.042). We believe these results support further advancement of the Viaskin Milk program, and we intend to discuss findings with regulatory authorities to determine the design of future clinical trials
Viaskin Egg & Other Applications
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
This process sprays a liquid solution of electrically charged proteins onto the patch’s backing, which is then turned into dry solid charged layers, which remain stuck onto the patch’s backing. It deposits very small and precise quantities of the active substance, devoid of adjuvants. The patch can then be stored at room temperature. We believe this patented technology is highly scalable and complies with cGMP requirements.
The principles of the Viaskin electrospray technology are the following:

•	A constant flow of liquid in a capillary is subjected to a high voltage electric field.

•	With our electrospray machine, we can transform these electrically charged liquid droplets into dry solid layers, deposited onto the patch’s backing.

•	The electric field directs particles precisely toward the Viaskin patch’s backing.
With Viaskin manufacturing technology, we believe we can achieve:

•	a homogeneous layer of protein on the Viaskin patch;

•	a specific mass of active substance per Viaskin patch;

•	an adjustable active substance dosage and size for clinical trials;

•	instant drying of the active substance;

•	a high solubility of the active substance; and

•	the possibility of spraying on the Viaskin patch both biological and chemical substances.

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

ES GEN3.1 (2009) 10 or 18 nozzles Used for Phase I and Phase II trials

ES GEN3.2 (2014) 54 nozzles Used for Phase III trials Improved electrospray process, forerunner of ES GEN4.0

ES GEN4.0 (2017 & 2020) 288 nozzles To be used for clinical batches and commercial products Scalable to produce more patches annually
We believe our proprietary Viaskin manufacturing technology creates high barriers to entry to our line of business, particularly in the engineering and manufacturing of our Viaskin product candidates. We have designed, developed, and built our manufacturing tools, and contract third- party manufacturers to operate it. We have entered into an agreement with a contract manufacturer, FAREVA, to manufacture clinical and commercial batches of Viaskin Peanut patches.
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

U.S. Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration, and specifics of the FDA approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA. Some foreign jurisdictions have analogous patent term extension provisions that allow for extension of the term of a patent that covers a device approved by the applicable foreign regulatory agency. In the future, if a Viaskin patch receives FDA approval, we expect to apply for a patent term extension on the patent that we believe will provide the best exclusivity position if extended. We also have extensive know-how and trade secrets covering part of the Viaskin patch manufacturing method using electrospray technology.
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

In the European Union, article 14 (11) of the regulation (EC) No. 726/2004 provides that, without prejudice to the law on the protection of industrial and commercial property, medicinal products for human use which have been authorized in accordance with the provisions of this regulation shall benefit from an eight-year period of data protection and a ten-year period of marketing protection, in which connection the latter period shall be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.
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
Competition
The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid change as researchers learn more about diseases and develop new technologies and treatments. Differentiating competitive factors in the pharmaceutical industry include product efficacy and safety; quality and breadth of an organization’s technology; skill of an organization’s employees and its ability to recruit and retain key employees; timing and scope of regulatory approvals; government reimbursement rates for, and the average selling price of, products; the availability of raw materials and qualified manufacturing capacity; manufacturing and distribution costs; intellectual property and patent rights and their protection; and sales and marketing capabilities.
Our competitors may succeed in obtaining FDA or other regulatory approvals for their product candidates more rapidly than we are able to do, which could place us at a significant competitive disadvantage. Market acceptance of our product candidates will depend on a number of factors, including: (1) potential advantages over existing or alternative therapies or tests; (2) the actual or perceived safety and efficacy of similar classes of products; (3) the effectiveness of selling, marketing, and distribution capabilities; and (4) the scope of any approval provided by the FDA or foreign regulatory authorities.
Although we believe our product candidates possess attractive attributes, we cannot assure you that our product candidate will achieve regulatory or market acceptance, or that we will be able to compete effectively in the biopharmaceutical drug markets. If our product candidates fail to gain regulatory approvals and acceptance in their intended markets, we may not generate meaningful revenues or achieve profitability.
Numerous pharmaceutical and biotechnology companies, universities and other research entities are actively involved in the discovery, development and commercialization of therapeutic options to treat allergies. There are competitors in the food allergy space that have greater resources and experience than we do.
We are aware of several food allergy studies and pharmaceutical developmental efforts connected with such studies that are currently being conducted in major medical centers and hospitals worldwide. These studies are evaluating forms of allergen desensitization treatments such as oral, or OIT; sublingual, or SLIT; subcutaneous, or SCIT; or intranasal immunotherapy, synthetic or denatured allergens, medicinal herbs, or combinations of medicines or methods.
Studies combining methods of allergen immunotherapy, such as OIT, with monoclonal antibodies also are being conducted currently. These types of co-administrations may significantly improve the safety of specific allergen immunotherapies administered orally or subcutaneously. In addition, the use of monoclonal antibodies as monotherapy for certain food allergies, including peanut allergy, is being studied in clinical trials. Monoclonal antibodies, used alone or in combination with allergen immunotherapy, may become significant competitors to our products.
There is one FDA- and EMA-approved treatment for peanut allergy: Palforzia, a formulation of peanut flour developed by Aimmune Therapeutics, Inc., or Aimmune. Nestlé S.A., with whom we have an existing license and collaboration agreement, acquired Aimmune in October 2020. Aimmune continues to function as a stand- alone business unit that will manage all of Nestlé’s global pharmaceutical business.
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
The FDA also may require post-approval testing, sometimes referred to as Phase IV testing, REMS and post- marketing surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.
Other Regulatory Matters
Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the United States, sales, marketing and scientific/educational programs, among other activities, must also comply with state and federal fraud and abuse laws, data privacy and security laws, transparency laws, and pricing and reimbursement requirements in connection with governmental payor programs, among others. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.
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
Similar to the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the European Union clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the European Union Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the Member State regimes. To improve the current system, a new Regulation No. 536/2014 on clinical trials on medicinal product candidates for human use, which repealed Directive 2001/20/EC, was adopted on April 16, 2014 and published in the European Official Journal on May 27, 2014. The new Regulation aims at harmonizing and streamlining the clinical trials authorization process, simplifying adverse event reporting procedures, improving the supervision of clinical trials, and increasing their transparency. The new Regulation was published on June 16, 2014 but should only be applied from January 31, 2022 (its entry into application will occur after the publication of a notice delivered by the European Commission on the European Union clinical trial portal and database). Until then, the Clinical Trials Directive 2001/20/EC will still apply. In addition, the transitory provisions of the new Regulation offer the sponsors the possibility to choose between the requirements of the Directive and the Regulation for one year from the entry into application of the Regulation.
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
As a result of the ongoing COVID-19 pandemic, the regulatory authorities in various countries (including the
Agence nationale de sécurité du médicament et des produits de santé
, or ANSM, in France) have published general recommendations and set up transitional measures during the first wave of the epidemic aimed at guaranteeing the continuity of drug development while ensuring the safety of clinical trial participants. The transitional measures may be reactivated depending on the evolution of the healthcare context and the needs identified for the various research sites.
Finally, a proposal for a Regulation on Health Technology Assessment (HTA) was adopted in first reading on June 22, 2021. The purpose of this proposal for a Regulation is to establish a permanent and viable European cooperation on the common clinical evaluation of new medicines (and certain new medical devices). Member States will be able to use common HTA methods, procedures and tools across the European Union. The Regulation will facilitate the exchange of information with health technology developers on their development plans for a given health technology. Through HTA, national health authorities will be able to make informed decisions about pricing or reimbursement of health technologies that remain within the national competence of Member States (see section 1.2.9.3 below).
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

•
The Decentralized Procedure: when the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e. in the RMS and the Concerned Member States).

For the registration of a medicinal product in only one Member State of the European Union, the applicant must use the national procedure.

•
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
An Economic and Trade Partnership Agreement was concluded between the European Union and the United Kingdom on December 24, 2020. To date, this agreement does not provide for a principle of mutual recognition (i.e. the marketing authorization of a drug obtained in the European Union is not recognized in the United Kingdom, and vice versa). However, the Agreement does contain facilitation and cooperation arrangements, including an annex dedicated to medicinal products (
Annex TBT-2 on Medicinal Products
). In the meantime, regulatory authorities (such as the EMA at the European Union level or the ANSM in France) have published recommendations intended for industrial stakeholders likely to be affected by Brexit, pending eventual technical agreements. Many aspects related to the development, marketing and commercialization of drugs (including drug manufacturing and supply chain) have been and are expected to continue to be impacted by Brexit.
Other Regulatory Matters
French Regulatory Framework
In the European Union—pending the effectiveness of Regulation No. 536/2014—the regulation governing clinical trials is currently based on European Directive No. 2001/20/EC of April 4, 2001 with respect to the implementation of good clinical practices in the conduct of clinical trials on medicinal products for human use. Each European Union Member State had to transpose this Directive into national law by eventually adapting it to its own regulatory framework.
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
Personal data collected during clinical trials must be reported to the French data protection authority, and kept in the record of processing activities held by the data processor pursuant to the Regulation 2016/679 of April 27, 2016 (GDPR), French Act No. 78-17 of January 6, 1978, concerning computing, files and freedoms, and its implementing legislation. However, for certain types of research, the formalism is lightened if the data processing is carried out in compliance with one of the reference methodologies (RM) in force. In particular, the data controller who wishes to implement one or more processing operations in compliance with one of these RM must send the CNIL a declaration attesting to this compliance for each RM applicable to its projects. On the other hand, if the study does not fall within the scope of these RM , the sponsor is obliged to submit a research authorization request to the CNIL. According to the aforementioned regulations, patients have, among others, a right to their data and a right of rectification of such data, as the case may be.
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
In order to secure coverage and reimbursement for any product candidate that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost- effectiveness of the product candidate, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Whether or not we conduct such studies, our product candidates may not be considered medically necessary or cost-effective. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Third party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

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
While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, on December 22, 2017, President Trump signed into law The Tax Cuts and Jobs Act of 2017, or Tax Act, which included a provision repealing the individual mandate to maintain health insurance coverage under the ACA, effective January 1, 2019. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. The Joint Select Committee on Deficit Reduction was tasked with recommending to Congress proposals in spending reductions. Because they did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, it triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.
Additionally, in the United States, there have been several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could influence the purchase of medicines and reduce demand and prices for our products, if approved. This could harm our or our collaborators’ ability to market any products and generate revenues. Cost containment measures that healthcare payors and providers are instituting and the effect of further healthcare reform could significantly reduce potential revenues from the sale of any of our product candidates approved in the future, and could cause an increase in our compliance, manufacturing, or other operating expenses. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.
In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In France, for example, effective access to the market can be achieved either at a free price, decided by the pharmaceutical company, or with a system of cover/reimbursement with a price regulated by the authorities. In this case, the future products must be included, for coverage by hospitals, on the list of proprietary medicinal products approved for use by local authorities and various public services (known as the “
Liste Collectivités
”) (Article L. 5123-2 of the Public Health Code) or included on the list of proprietary medicinal products reimbursable to insured persons (known as the “
Liste Sécurité Sociale
”) for reimbursement by the Social Security system (Article L. 162-17 of the Social Security Code).
Indeed, in France, the manufacturer’s price excluding tax of medicines reimbursable to insured persons (registered on the Social Security List) is the subject of a multi-year agreement negotiated between each pharmaceutical company and the Economic Committee for Health Products, or CEPS (failing this, by unilateral decision of the CEPS). A framework agreement has been concluded between LEEM (the trade union representing the pharmaceutical industries) and CEPS. The last framework agreement was signed on March 5, 2021 and has a three-year term. In addition, the transfer prices of medicines on the Sus List and the Retrocession List are also set by agreement between the operating laboratory and the CEPS.
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

•
federal civil and criminal false claims laws, including the federal civil False Claims Act, which impose penalties and provide for civil whistleblower or qui tam actions, and civil monetary penalty laws, which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money to the federal government, including for example, providing inaccurate billing or coding information to customers or promoting a product off-label;

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

•
the federal Physician Payments Sunshine Act, enacted as part of the ACA, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to CMS payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and information regarding certain ownership and investment interests held by physicians or their immediate family members;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements on covered entities and their business associates, and their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information; and

•
state, local and foreign law equivalents of each of the above federal laws, such as state anti- kickback and false claims laws which may apply to items or services reimbursed by any third- party payor, including commercial insurers; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require licensure or registration by pharmaceutical sales representatives; state laws that require disclosure of information related to drug pricing; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect as HIPAA, thus complicating compliance efforts.

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
Employees
As of December 31, 2021, we had 92 full-time employees, including around 24 with M.D. or Ph.D. degrees, and no part-time employees. Of these employees, 4 employees are engaged in research and development activities and 27 employees are engaged in general and administrative activities. We consider the relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards.

Corporate Information
Our legal and commercial name is DBV Technologies S.A. We were incorporated as a société par actions simplifiée (S.A.S.)
under the laws of the French Republic on March 29, 2002 for a period of 99 years and subsequently converted on March 13, 2003 into a société anonyme
. We are registered at the Nanterre Commerce and Companies Register under the number 441 772 522. Our principal executive offices are located at 177-181 avenue Pierre Brossolette, 92120 Montrouge, France, and our telephone number is +33 1 55 42 78 78. Our agent for service of process in the United States is Cogency Global Inc.
Available Information
Our website address is
http://www.dbv-technologies.com
. We make available on our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. Information contained on or accessible through our website is not a part of our Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.
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
Risks Related to Our Financial Condition and Capital Requirements
We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. These factors raise substantial doubt regarding our ability to continue as a going concern.
We are a clinical-stage biopharmaceutical company, and we have not yet generated significant income from operating activities. We have incurred net losses in each year since our inception in 2002, including net losses of
$97.8 million and $159.6 million for the years ended December 31, 2021 and 2020 respectively. As of December 31, 2021, we had an accumulated deficit of $258.5 million. We have devoted most of our financial resources to research and development, including our clinical and pre-clinical development activities. To date, we have financed our operations primarily through the sale of equity securities, obtaining public assistance in support of innovation, such as conditional advances from OSEO Innovation, or OSEO, reimbursements of research tax credit claims and strategic collaborations. The amount of our future net losses will depend, in part, on the pace and amount of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or additional grants or tax credits. To date, we have not generated any product revenue and we continue to advance the clinical and regulatory development of Viaskin Peanut in the

United States and European Union. Even if we obtain regulatory approval to market Viaskin Peanut or any other product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for any approved products in those markets.
Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of Viaskin Peanut. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	seek regulatory and marketing approvals and pursue commercial activities for Viaskin Peanut, and for which we continue to seek regulatory and marketing approvals in the United States;

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
Based on our current operations, as well as our plans and assumptions as revised pursuant to our change of strategy announced in December 2021, we expect that our balance of cash and cash equivalents of $77.3 million as of December 31, 2021 will be sufficient to fund our operations into the first quarter of 2023.

As of the date of the filing, our available cash is not projected to be sufficient to support our operating plan for at least the next 12 months. As such, there is substantial doubt regarding our ability to continue as a going concern. We intend to seek additional capital as we prepare for the launch of Viaskin Peanut, if approved, and continue other research and development efforts. We may seek to finance our future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive financings.
We cannot guarantee that we will be able to obtain the necessary financing to meet our needs or to obtain funds at attractive terms and conditions, including as a result of disruptions to the global financial markets due to the ongoing COVID-19 pandemic. The ongoing COVID-19 pandemic has already caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to us, including reduced ability to raise additional capital when needed or on acceptable terms, if at all.
If we are not successful in our financing objectives, we could have to scale back our operations, notably by delaying or reducing the scope of our research and development efforts or obtain financing through arrangements with collaborators or others that may require us to relinquish rights to our product candidates that we might otherwise seek to develop or commercialize independently.
If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations.
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
As of December 31, 2021, our cash and cash equivalents were $77.3 million. Since our inception, we have primarily funded our operations with equity financings, and, to a lesser extent, public assistance aimed at supporting innovation and payments associated with research tax credits (Crédit d’Impôt Recherche). We do not generate product revenue and continues to prepare for the potential launch of our first product in the United States and in the European Union, if approved.
We expect our operating losses to continue for the foreseeable future. Based on our current operations, as well as our plans and assumptions as revised pursuant to our change of strategy announced in December 2021, we expect that our current cash and cash equivalents will be sufficient to fund our operations into the first quarter of 2023.
We expect that we will need to raise substantial additional capital as we prepare for the launch of Viaskin Peanut, if approved, and continue other research and development efforts. We may seek to finance our future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive financings.

We cannot guarantee that we will be able to obtain the necessary financing to meet our needs or to obtain funds at attractive terms and conditions, including as a result of disruptions to the global financial markets due to the ongoing COVID-19 pandemic. The ongoing COVID-19 pandemic has already caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to us, including reduced ability to raise additional capital when needed or on acceptable terms, if at all.
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
Under French law, our share capital may be increased only with shareholders’ approval at an extraordinary general shareholders’ meeting following the recommendation of our board of directors. The shareholders may delegate to our board of directors either the authority (
de´le´gation de compe´tence
) or the power (
de´le´gation de pouvoir
) to carry out any increase in share capital.
In addition, the French Commercial Code imposes certain limitations on our ability to price any offering of our share capital without preferential subscription right (
sans droit pre´fe´rentiel de souscription
), which limitation may prevent us from successfully completing any such offering. Specifically, under the French Commercial Code, unless the offering is less than 10% of issued share capital, securities cannot be sold in an offering at a price that is more than a 5% discount to the volume weighted average trading price on Euronext Paris over the last three trading days preceding the commencement of the marketing of the transaction. In addition, the combined shareholders’ meeting dated May 19, 2021 granted authority to our board of directors to increase our share capital up to 30% of issued share capital, if the investors in such offering fit within a category of persons meeting certain characteristics. In this case securities cannot be sold in such an offering at a price that is more than a 15% discount to (i) the average trading price on Euronext Paris over five consecutive trading days chosen among the last thirty trading sessions preceding the commencement of the marketing of the transaction or (ii) the weighted average trading price the day preceding the commencement of the marketing of the transaction.
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
As a result of the COVID-19 pandemic, our ability to conduct clinical trials has been and may continue to be affected by the COVID-19 pandemic. For example, we have experienced slower than anticipated clinical site activation and patient enrollment in our MAG1C trial conducted as part of our collaboration with Nestlé. Clinical site initiation, patient enrollment and patient visits (including food challenges) in any of our clinical trials may be suspended or delayed due to prioritization of hospital resources toward the COVID-19 pandemic, including vaccination efforts, or new or renewed shelter-in-place or stay-at-home orders. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations.
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
The development of biopharmaceutical products is capital-intensive. We anticipate that we will require additional financing to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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
We may not be successful in developing and commercializing Viaskin Peanut and our other product candidates, including Viaskin Milk, and our commercial opportunities may be limited.
We are currently engaged in discussions with the FDA in preparation for protocol submission and review for our Phase III pivotal study of the modified Viaskin Peanut, or mVP, patch, which will require additional clinical development and regulatory approval before we are permitted to commence its commercialization, if ever. Viaskin Milk will also require substantial additional clinical development, testing, and regulatory approval before we are permitted to commence its commercialization, if ever. Our other product candidates, such as Viaskin Egg or Viaskin rPT, are still in pre-clinical or early proof-of-concept phase development. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that, among other things, the product candidate is safe and effective for use in each target indication. This process can take many years and may include post-marketing requirements and surveillance, including the completion of pediatric clinical trials to satisfy both U.S. and EMA requirements, which will require the expenditure of substantial resources. Of the large number of drugs in development in the United States, only a small percentage successfully completes the FDA regulatory approval process and is commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized.
We are not permitted to market any of our product candidates in the United States or in any other country until we receive the requisite approval from the applicable regulators. Obtaining requisite marketing approval in any country is a complex, lengthy, expensive and uncertain process, and the FDA or the applicable foreign regulatory agency may delay, limit or deny approval of a Viaskin product, for many reasons, including, among others:

•	we may not be able to demonstrate that a product candidate is a safe and effective treatment, to the satisfaction of the FDA or the applicable foreign regulatory agency;

•
the results of our clinical trials or the clinical trials conducted by third party academic institutions and included in our application package may not meet the level of statistical or clinical significance required by the FDA or the applicable foreign regulatory agency for marketing approval;

•	the FDA or the applicable foreign regulatory agency may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the FDA or the applicable foreign regulatory agency may require that we conduct additional clinical trials;

•	the FDA or the applicable foreign regulatory agency may not approve the formulation, labeling or specifications of a product candidate;

•	the clinical research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•
the FDA or the applicable foreign regulatory agency may find the data from pre-clinical studies and clinical trials from a product candidate insufficient to demonstrate that the clinical or other benefits of either product candidate outweighs its respective safety risks;

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
The results of pre-clinical studies do not necessarily predict clinical success, and larger and later-stage clinical trials may not produce the same results as earlier-stage clinical trials. As a result, we may not observe a similarly favorable safety and efficacy profile as our prior clinical trials. For example, in August 2020, we received a Complete Response Letter, or CRL, in which the FDA indicated it could not approve the Viaskin Peanut BLA in its current form. The FDA identified concerns regarding the impact of patch-site adhesion on efficacy and indicated the need for patch modifications, and subsequently a new human factor study. The FDA also indicated that supplementary clinical data would need to be generated to support the modified patch, and requested additional Chemistry, Manufacturing and Controls, or CMC, data. We are currently engaged in discussions with the FDA in preparation for protocol submission and review for our Phase III pivotal study of the mVP patch. In addition, we cannot assure you that in the course of potential widespread use in future, some drawbacks would not appear in maintaining production quality, protein stability or allergenic strength. Frequently, product candidates developed by pharmaceutical, biopharmaceutical and biotechnology companies have shown promising results in early pre-clinical studies or clinical trials,but have subsequently suffered significant setbacks or failed in later clinical trials. In addition, clinical trials of potential products often reveal that it is not possible or practical to continue development efforts for these product candidates.
If we do not successfully complete pre-clinical and clinical development, we will be unable to market and sell our product candidates and generate revenues. Even if we do successfully complete clinical trials, those results are not necessarily predictive of results of additional trials that may be needed before a marketing application may be submitted to the FDA or an applicable foreign regulatory agency. Although there are a large number of drugs and biologics in development in the United States and other countries, only a small percentage result in the submission of a marketing application to a regulatory agency, such as an NDA or a BLA to the FDA, even fewer are approved for commercialization, and only a small number achieve widespread physician and consumer acceptance following regulatory approval. If our clinical trials are substantially delayed or fail to prove the safety and effectiveness of our product candidates in development, we may not receive regulatory approval of any of these product candidates and our business and financial condition will be materially harmed.
In our clinical trials, we utilize an oral food challenge procedure intentionally designed to trigger an allergic reaction, which could be severe or life-threatening.
In accordance with our food allergy clinical trial protocols, we utilize a double-blind, placebo-controlled food challenge procedure. This consists of giving the offending food protein to patients to assess the sensitivity of their food allergy, and thus evaluate the safety and efficacy of our product candidates versus placebo. The food challenge protocol is meant to induce objective symptoms of an allergic reaction. These oral food challenge procedures can potentially trigger anaphylaxis or potentially life-threatening systemic allergic reactions. Even though these procedures are well-controlled, standardized and performed in highly specialized centers with intensive care units, there are inherent risks in conducting a trial of this nature. An uncontrolled allergic reaction could potentially lead to serious or even fatal reactions. Any such serious clinical event could potentially adversely affect our clinical development timelines, including a complete clinical hold on our food allergy clinical trials. We may also become liable to patients who participate in our clinical trials and experience any such serious or fatal reactions. Any of the foregoing could have a material adverse effect on our business, prospects, stock price or financial condition.
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
The processes by which regulatory approvals are obtained from the FDA to market and sell a new or repositioned product are complex, require a number of years and involve the expenditure of substantial resources. We have already experienced several setbacks and delays in our previously anticipated ability to obtain FDA approval of Viaskin Peanut, and we may experience additional delays in the future. We cannot assure you that any of our product candidates will receive FDA approval in the future, and the time for receipt of any such approval is currently incapable of estimation.
A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.
We have obtained fast track designation from the FDA for the development of Viaskin Peanut and Viaskin Milk in pediatric populations, and we may pursue that designation for other product candidates as well. If a product is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for FDA fast track designation. The FDA has broad discretion to grant this designation, and even if we believe our product candidates are eligible for this designation, we cannot be sure that the FDA would decide to grant it. Even if we do have fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A fast track designation affords the possibility of rolling review, enabling the FDA to review portions of our marketing application before submission of a complete application, and priority review if supported by clinical data at the time of our BLA submission. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.
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
We may, in the future, conduct clinical trials for, and seek regulatory approval to market, product candidates in countries other than the United States. Depending on the results of clinical trials and the process for obtaining regulatory approvals in other countries, we may decide to first seek regulatory approvals of a product candidate in countries other than the United States, or we may simultaneously seek regulatory approvals in the United States and other countries. If we or our collaborators seek marketing approvals for a product candidate outside the United States, we will be subject to the regulatory requirements of health authorities in each country in which we seek approvals. With respect to marketing authorizations in Europe, we will be required to submit an MAA to the EMA which conducts a validation and scientific approval process in evaluating a product for safety and efficacy. The approval procedure varies among regions and countries and may involve additional testing, and the time required to obtain approvals may differ from that required to obtain FDA approval.
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
Even if we receive regulatory approval for Viaskin Peanut or any of our other product candidates, this approval may carry conditions that limit the market for the product or put the product at a competitive disadvantage relative to alternative therapies. For instance, a regulatory approval may limit the indicated uses for which we can market a product or limit the patient population that may utilize the product or require a product to carry a warning in its labeling and on its packaging. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. These restrictions could make it more difficult to market any product candidate effectively. Accordingly, assuming we, or our collaborators, receive marketing approval for Viaskin Peanut or any of our other product candidates, we and our collaborators will continue to expend time, money and effort in all areas of regulatory compliance.
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
The FDA or foreign regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product, such as long-term observational studies on natural exposure. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our collaborators, market any of our product candidates for which we, or they, receive marketing approval for treatment other than their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the Federal Food, Drug, and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.
If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed, and our business will be harmed.
We sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory, and other product development objectives for planning purposes. These milestones may include our expectations regarding the commencement or completion of scientific studies, clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of marketing approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

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
If we enter into arrangements with third parties to perform sales, marketing and distribution services for the commercialization of Viaskin Peanut in the United States or the European Union, if approved, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market Viaskin Peanut or any of our other product candidates or may be unable to do so when needed or on terms that are favorable to us. We likely will have more limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively, or they may fail to comply with promotional requirements for prescription products that could render our products misbranded in violation of government regulations and thus potentially subject to enforcement. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing Viaskin Peanut or any of our other product candidates that receive marketing approval, or any such commercialization may experience delays or limitations. If we are not successful in commercializing Viaskin Peanut or any of our other product candidates, either on our own or through collaborations with one or more third parties, our business, results of operations, financial condition and prospects will be materially and adversely affected.
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
We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, potentially creating the opportunity for biosimilar or interchangeable competition sooner than anticipated. Moreover, the process by which an interchangeable product, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products (
i.e.
, drugs) is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing and subject to interpretation.
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
The biopharmaceuticals industry is highly competitive. Numerous biopharmaceutical and biotechnology companies, universities and other research entities are actively involved in the discovery, development and commercialization of therapeutic options to treat allergies, making it a highly competitive field. We have competitors in several jurisdictions, many of which have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Although we believe we are currently in a unique position with respect to the testing and treatment of food allergies in children, established competitors may invest heavily to quickly discover and develop novel compounds that could make any of our product candidates obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to any of our product candidates. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.
In the case of food allergies, we are aware of several food allergy academic studies and pharmaceutical developmental efforts connected with such studies that are currently being conducted in major medical centers and hospitals worldwide. These studies are evaluating forms of allergen desensitization treatments such as oral, or OIT, sublingual or SLIT, subcutaneous, or SCIT; or intranasal immunotherapy, or products using synthetic allergens, or denatured allergens, medicinal herbs, or combinations of medicines or methods, or medicines using traditional methods such as Chinese herbs.
Studies combining other methods of allergen immunotherapy, such as OIT, with anti-IgE monoclonal antibodies treatments are being conducted currently. These types of co-administrations may significantly improve the safety of specific allergen immunotherapies administered orally or subcutaneously. In addition, the use of monoclonal antibodies as monotherapy for certain food allergies, including peanut allergy, is being studied in clinical trials. Monoclonal antibodies, used alone or in combination with allergen immunotherapy, may become significant competitors with to our products.
There is one FDA- and EMA-approved treatment for peanut allergy: Palforzia, a formulation of peanut flour developed by Aimmune Therapeutics, Inc., or Aimmune. Nestlé S.A., with whom we have an existing license and collaboration agreement, acquired Aimmune in October 2020. Aimmune continues to function as a stand- alone business unit that will manage all of Nestlé’s global pharmaceutical business.

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
Sales of our products, when and if approved for marketing, will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state, and foreign government health care programs, commercial insurance and managed healthcare organizations. There may be significant delays in obtaining coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sales and distribution. Third-party payors are increasingly reducing reimbursements for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Limited third-party reimbursement for our product candidates or a decision by a third-party payor not to cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.
Various provisions of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, were designed to impact the provision of, or payment for, health care in the United States, including expanded Medicaid eligibility, subsidized insurance premiums, provided incentives for businesses to provide health care benefits, prohibited denials of coverage due to pre- existing conditions, established health insurance exchanges, and provided additional support for medical research. With regard to biopharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. However, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on December 22, 2017, President Trump signed into law The Tax Cuts and Jobs Act of 2017, or Tax Act, which includes a provision repealing the individual mandate to maintain health insurance coverage under the ACA effective January 1, 2019. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer- sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or

Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.
Following ACA, both the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, or the ATRA, include, among other things, mandatory reductions in Medicare payments to certain providers. Additionally, in the United States, there have been several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for a medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, biopharmaceutical products launched in the European Union do not follow price structures of the United States and generally tend to have significantly lower prices. We believe that pricing pressures at the federal and state levels in the United States, as well as internationally, will continue and may increase, which may make it difficult for us to sell our potential products that may be approved in the future at a price acceptable to us or any of our future collaborators.
Guidelines and recommendations published by various organizations may impact the use or reimbursement of Viaskin Peanut, if approved.
Government agencies promulgate regulations and guidelines that may be directly applicable to us and any approved products. However, professional societies, practice management groups, insurance carriers, physicians’ groups, private health and science foundations and organizations involved in various diseases also publish guidelines and recommendations to healthcare providers, administrators and payors, as well as patient communities.
Recommendations by government agencies or other groups and organizations may relate to such matters as usage, dosage, route of administration and use of related therapies, and a growing number of organizations are providing assessments of the value and pricing of pharmaceutical products. These assessments may come from private organizations, such as the Institute for Clinical and Economic Review, or ICER, which publish their findings and offer recommendations relating to the products’ reimbursement by government and private payors. In July 2019, ICER published its final report assessing the comparative clinical effectiveness and value of treatments for peanut allergy, including Viaskin Peanut and a competitor product candidate. The results of this or future ICER report or any similar recommendations or guidelines may affect our reputation, and any recommendations or guidelines that result in decreased use or reimbursement of Viaskin Peanut, if approved, could have a material adverse effect on our results of operations and financial condition. In addition, the occurrence of any of the foregoing, or the perception by the investment community or shareholders that such recommendations or guidelines will result in decreased use or reimbursement of Viaskin Peanut, if approved, could adversely affect the market price of our securities.
Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
Our product candidates are being developed to address the needs of severely allergic patients, for some of whom they can have a profound and life-threatening adverse reaction if exposed to even minute amounts of an allergen. Accordingly, safety is of paramount importance in developing these product candidates. To date, more than ten clinical trials of Viaskin Peanut and Viaskin Milk product candidates have been conducted both outside and inside of the United States in over 1,000 human patients to evaluate the safety and efficacy of these product candidates for the treatment of peanut allergies and milk allergies, respectively. Adverse events observed in these clinical trials have primarily involved general disorders such skin and subcutaneous tissue, immune system and administration site conditions, such as erythema, pruritus, edema and urticaria. However, in clinical trials to date, one case of mild to moderate anaphylaxis has been reported, and it is possible that anaphylaxis or other systemic reactions may occur in the future. It is worth noting that, as a desensitization patch bringing the allergen into contact with the skin, reactions, which are a source of itching and discomfort for the patient, are common. This reaction is typically temporary in duration and fades after a few weeks of use. In addition, during daily administration of the patches during treatments, depending on the severity of the allergies and patient response to treatment, precautionary measures are necessary when handling the patches after use due to risk of contamination.
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
Our future profitability will depend, in part, on our ability to commercialize product candidates based on our Viaskin technology platform in multiple markets, including but not limited to those within the United States and Europe. If we commercialize product candidates based on our Viaskin technology platform in foreign markets, we would be subject to additional risks and uncertainties, including:

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

•
The federal transparency requirements under the Physician Payments Sunshine Act, enacted as part of the ACA, that require applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to CMS payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in the applicable manufacturer, and disclosure of such information will be made by CMS on a publicly available website.

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
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as Viaskin patch products, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies, as reflected in the product’s approved labeling. If we receive marketing approval for Viaskin patch products as a treatment for a particular allergy, physicians, in their professional medical judgment, may nevertheless prescribe Viaskin patch products to their patients in a manner that is inconsistent with the approved label. Additionally, it is permissible to share in certain circumstances truthful and non-misleading information that is consistent with, but not contained in, the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability under the FDCA and other statutory authorities, such as laws prohibiting false claims for reimbursement. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the marketing of Viaskin patch products, if approved, by restricting off-label promotion, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
Our product development programs may require substantial financial resources and may ultimately be unsuccessful.
The success of our business depends primarily upon our ability to identify, develop and commercialize products to treat food allergies. In addition to Viaskin Peanut, we may pursue development of our other development programs, including Viaskin Milk, Viaskin Egg and Viaskin rPT. None of our other product candidates and potential product candidates has commenced any clinical trials since we scaled down our research and clinical development efforts in 2020 and 2021 to focus on Viaskin Peanut. There are a number of FDA requirements that we must satisfy before we can commence clinical trials. Satisfaction of these requirements will entail substantial time, effort and financial resources. We may never satisfy these requirements. We may never commence clinical trials of such development programs despite expending significant resources in pursuit of their development. If we do commence clinical trials of our other potential product candidates, such product candidates may never be approved by the FDA. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to: comply with the regulations of the FDA and applicable non-U.S. regulators, provide accurate information to the FDA and applicable non-U.S. regulators, comply with fraud and abuse and other healthcare laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self- dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
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
The market price for our ordinary shares or ADSs recently has and may continue to fluctuate for many reasons, including as a result of public announcements regarding the progress of our development and commercialization efforts or the development and commercialization efforts of our collaborators and/or competitors, the addition or departure of our key personnel, variations in our operating results and changes in market valuations of pharmaceutical and biotechnology companies. When the market price of a security has been volatile as the market price for our ordinary shares and ADSs has been, holders of that security have occasionally brought securities class action litigation against the company that issued the security.
For example, in December 2018, we announced that we voluntarily withdrew our BLA for Viaskin Peanut following correspondence with the FDA regarding additional data needs on manufacturing procedures and quality controls, and our ADS price declined significantly as a result. Following this announcement, a class action complaint was filed on January 15, 2019 in the United States District Court for the District of New Jersey. The complaint, as amended, alleged that we and our former Chief Executive Officer, our current Chief Executive Officer, our former Deputy Chief Executive Officer, and our former Chief Business officer violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiffs seek unspecified damages on behalf of a purported class of persons that purchased our securities between February 14, 2018 and August 4, 2020 and also held our securities on December 20, 2018 and/or March 16, 2020 and/or August 4, 2020. See the section of this Annual Report titled “Legal Proceedings” for additional information on this matter.
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
As a French technology company, we have benefited from certain tax advantages, including, for example, the French research tax credit (
credit d’impôt recherche
), or CIR. The CIR is a French tax credit aimed at stimulating research and development. Beginning in the fiscal year ending December 31, 2021, the Company recovered its Small and Medium-sized Enterprises, or SMEs, status under EU law, and became therefore eligible again for the immediate reimbursement of the Research Tax Credit. The Company will request the immediate reimbursement of the 2021 fiscal year CIR, as well as former tax credit receivables, which were originally refundable three years after the tax declaration in case the Company wouldn’t have been able to offset it against corporate income tax due. The CIR is calculated based on our claimed amount of eligible research and development expenditures in France and represented $7.5 million and $9.9 million, as of December 31, 2021 and 2020 respectively. The French tax authority with the assistance of the Research and Technology Ministry may audit each research and development program in respect of which a CIR benefit has been claimed and assess whether such program qualifies in its view for the CIR benefit. The French tax authorities may challenge our eligibility to, or our calculation of certain tax reductions and/or deductions in respect of our research and development activities and, should the French tax authorities be successful, we may be liable to additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows. Furthermore, if the French Parliament decides to eliminate, or reduce the scope or the rate of, the CIR benefit, either of which it could decide to do at any time, our results of operations could be adversely affected.
We may be forced to repay conditional advances prematurely if we fail to comply with our contractual obligations under the applicable innovation grant agreements.
Since inception through December 31, 2021, we have received multiple conditional advances totaling around $5 million for innovation granted by OSEO, the French Agency for Innovation and part of the Banque Publique d’Investissement. If we fail to comply with our contractual obligations under the applicable innovation grant agreements, including if we lose our exclusive right to commercially develop our product candidates, we could be forced to repay the sums advanced ahead of schedule. Such premature repayment could adversely affect our ability to finance our research and development projects. In addition, we cannot ensure that we will then have the additional financial means needed, the time or the ability to replace these financial resources with others.
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
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020, CPRA, effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, that the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries, such as the United States, that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g., Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.
If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.
If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.
Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
If our information technology systems or sensitive information, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats.
Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Additionally, the COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to conduct our business operations.
We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause interruptions in our operations and could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
We will need to develop and implement sales, marketing and distribution capabilities before we are able to bring any product candidate to market, and as a result, we may encounter difficulties in managing this development and expansion, which could disrupt our operations.
As of December 31, 2021, we had 90 full-time employees. Before we can commercialize of Viaskin Peanut, if approved, and any of our other product candidates in North America, we will need to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing any such development activities we may pursue. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.
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
Our ADSs were sold in our initial public offering on Nasdaq in October 2014 at a price of $21.64 per share, and the price per ADS has ranged from as low as $1.35 and as high as $7.38 during 2021. During this same period, our ordinary share prices have ranged from as low as €2.87 to as high as €13.69 The market price of our securities may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
As of December 31, 2021, our executive officers, directors, current 5% or greater shareholders and affiliated entities, including entities affiliated with Caisse de Dépots et Consignations and entities affiliated with Baker Bros. Advisors LP together beneficially own approximately 29.9% of our ordinary shares. As a result, these shareholders, acting together, will have significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other shareholders may view as beneficial.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of the ADSs and trading volume could decline.
The trading market for our ADSs and ordinary shares depends in part on the research and reports that securities or industry analysts publish about us or our business. If no or few securities or industry analysts cover our company, the trading price for our ADSs and ordinary shares would be negatively impacted. If one or more of the analysts who covers us downgrades our ADSs or ordinary shares or publishes incorrect or unfavorable research about our business, the price of our ADSs and ordinary shares would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, or downgrades our ADSs or ordinary shares, demand for our ADSs and ordinary shares could decrease, which could cause the price of our ADSs or ordinary shares or trading volume to decline.
If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, our ADSs could be delisted.
Our ADSs are currently listed on The Nasdaq Global Market. In order to maintain that listing, we must satisfy certain continued listing requirements and standards, including, among others, minimum stockholders’

equity, minimum share price, director independence and independent committee requirements, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.
For instance, on January 14, 2021, we received a notice from Nasdaq indicating that we did not meet Nasdaq’s quorum requirement under Listing Rule 5620(c)(i), or the Nasdaq Quorum Requirement, because our bylaws do not require a quorum for shareholders’ meetings of at least 33 1/3% of the outstanding shares of our voting ordinary shares. While our ADSs are listed on Nasdaq, our ordinary shares are listed on Euronext Paris. Applicable French laws and regulations prohibit French listed companies from having a quorum requirement for shareholders’ meetings that is higher than the minimums set by French law. The minimum quorum requirements under French law are lower than the Nasdaq Quorum Requirement.
In April 2021 following our discussions with Nasdaq, Nasdaq modified the Nasdaq Quorum Requirement, such that Nasdaq will accept a quorum requirement of the home country of a non-U.S. company that is lower than that required by Nasdaq, provided the company fulfill certain requirements. In April 2021, in accordance with the amended Nasdaq Quorum Requirement, we fulfilled such requirements, including filing with the SEC a Current Report on Form 8-K disclosing that we had submitted a letter from our independent French counsel to Nasdaq stating that the laws of France mandate a lower quorum for shareholders’ meetings than that required by the Nasdaq Quorum Requirement, and that we cannot obtain an exemption or waiver from such requirements. We also posted a statement regarding our reliance on the exception from the Nasdaq Quorum Requirement on our website. On April 26, 2021, Nasdaq notified us that we regained compliance with the Nasdaq Quorum Requirement.
Notwithstanding our ability to regain compliance with the Nasdaq Quorum Requirement, we may fail to satisfy one or more Nasdaq requirements for continued listing of our ADSs in the future. In the event that our ADSs are delisted from Nasdaq and are not eligible for quotation or listing on another market or exchange, trading of our ADSs could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our ADSs, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our ADSs to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.
Such a delisting would also likely have a negative effect on the price of our ADSs and would impair your ability to sell or purchase our ADSs when you wish to do so. In the event of a delisting, we may take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our ADSs to become listed again, stabilize the market price or improve the liquidity of our ADSs, prevent our ADSs from dropping below Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.
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
As of December 31, 2021, 55,095,762 ordinary shares were issued and outstanding. Sales of a substantial number of shares of our ordinary shares or ADSs in the public market, or the perception that these sales might occur, could depress the market price of our securities and could impair our ability to raise capital through the sale of additional equity securities. A substantial number of our shares are now generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our securities in the public market, the trading price of our securities could decline significantly.
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
Provisions contained in our by-laws and the corporate laws of France, the country in which we are incorporated, could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our shareholders. In addition, provisions of our by-laws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. These provisions include the following:

•
under French law, a non-French resident as well as any French entity controlled by non-French residents may have to file a declaration for statistical purposes with the
Banque de France
, within 20 working days following the date of certain direct foreign investments in us, including any purchase of our ADSs. In particular, such filings are required in connection with investments exceeding €15,000,000 that lead to the acquisition of at least 10% of our share capital or voting rights or cross such 10% threshold;

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
U.S. Holders May Suffer Adverse Tax Consequences If We Are Characterized As A Passive Foreign Investment Company.
Under the U.S. Internal Revenue Code of 1986, as amended, or Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which, after the application of certain “look-through” rules with respect to subsidiaries, either (i) 75% or more of our gross income consists of “passive income,” or (ii) 50% or more of the average quarterly value of our assets, including cash, consists of assets that produce, or are held for the production of, “passive income.” Passive income generally includes interest, dividends, rents, certain non-active royalties and capital gains. Whether we will be a PFIC in any year depends on the composition of our income and assets, and the relative fair market value of our assets from time to time, which we expect may vary substantially over time. Based on the composition of our gross income and gross assets, we believe that we are likely not a PFIC for the taxable year ending December 31, 2021. We are not able to provide any assurance as to whether we will, or will not be classified as a PFIC for the current taxable year ending December 31, 2022. Because the determination of our PFIC status is based on complicated provisions of the Code and applicable administrative authorities, there can be no assurance that our conclusions concerning our PFIC status for the taxable year ending December 31, 2021 are accurate and will not be successfully challenged by applicable tax authorities, and we cannot provide any assurance regarding our PFIC status for the current taxable year or any future taxable year.
If you are a U.S. Holder (as defined below) during the taxable year when the Company is considered a PFIC, then you may be subject to adverse tax consequences if a mark-to-market election or a qualified electing fund, or QEF, election has not been made with respect to its ADSs. A U.S. Holder may incur significant additional U.S. federal income taxes on income resulting from certain distributions on, or any gain from the disposition of, such shares including ADSs, as such income generally would be allocated over the U.S. Holder’s holding period for its shares. The amount allocated to the current taxable year (
i.e.
, the year in which the distribution occurs or the gain is recognized) and any year prior to the first taxable year in which we are a PFIC would be subject to tax as ordinary income earned in the current year, and all other amounts would be subject to tax at the highest rates of U.S. federal income taxation in effect for such years, with an interest charge then imposed on the resulting taxes in respect of such income. Furthermore, if we are a PFIC for any taxable year during which the U.S. Holder holds ADSs, dividends paid by us would not be eligible for preferential individual rates of U.S. federal income tax. In addition, U.S. Holders that own an interest in a PFIC are required to comply with certain reporting requirements.
A U.S. Holder may in certain circumstances mitigate the adverse tax consequences of the PFIC rules by filing an election to treat the PFIC as a QEF, or, if shares of the PFIC are “marketable stock” for purposes of the PFIC rules, by making a mark-to-market election with respect to the shares of the PFIC. For any taxable year in which we are a PFIC, we will determine whether we will provide to U.S. holders the information required to make a QEF election, provided that there is no assurance that such information will be provided.
U.S. Holders are strongly urged to consult with, and rely solely upon, their personal tax advisors regarding the implications of the tax provisions applicable to U.S. persons who own, directly or indirectly, interests in a foreign corporation that is or may become a PFIC.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our corporate headquarters are located in Montrouge, France. Our principal offices occupy a 4,470 square meter facility, pursuant to a lease agreement dated March 3, 2015 which expires March 8, 2024.
Our primary U.S. office is located in Summit, New Jersey. In September 2016, we entered into a lease for a commercial facility of 8,919 square feet in Summit, New Jersey, which was intended to support the launch and commercialization of Viaskin Peanut in North America, if the appropriate regulatory approvals were received. In July 2018, we entered into a lease for an additional 12,629 square feet in the same building and made both leases co-terminus on July 10, 2028. This lease included extension options of two five-year periods.
In light of our global restructuring and the current stage of regulatory interactions regarding Viaskin Peanut, the company entered into a termination agreement for its U.S. office. The agreement provided for the termination of the lease effective on January 31, 2022, in exchange for a one-time lump sum early termination fee.
We also have facilities in North America that were initially intended to support our U.S. subsidiary as well as future commercialization needs. We lease 3,780 square feet of office space in Tower 49, New York, New York. This lease is for a period of 65 months and expires on February 25, 2023. In light of our global restructuring, the current stage of regulatory interactions regarding Viaskin Peanut, and the ongoing COVID-19 pandemic, we entered into a sublease agreement of this office space in June 2021.
We consider our facilities to be suitable and adequate for the management and operation of our business. We believe that suitable additional or alternative space will be available to accommodate our future growth.
Item 3. Legal Proceedings.
From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Other than as described below, we are not currently subject to any material legal proceedings.
Class Action Complaint
A class action complaint was filed on January 15, 2019 in the United States District Court for the District of New Jersey, entitled Travis Ito-Stone v. DBV Technologies, et al., Case No. 2:19-cv-00525. The complaint, as amended, alleged that we and our Chief Executive Officer, our current Chief Executive Officer, our former Deputy Chief Executive Officer, and our former Chief Business officer violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiffs seek unspecified damages on behalf of a purported class of persons that purchased our securities between February 14, 2018 and August 4, 2020 and also held our securities on December 20, 2018 and/or March 16, 2020 and/or August 4, 2020.
A hearing was held on July 29, 2021 in the U.S. District Court for the District of New Jersey where the Court entered an order granting our Motion to Dismiss the Second Amended Class Action Complaint without prejudice. As the dismissal was without prejudice, the Plaintiffs replead their case by filing a Third Amended Class Action Complaint on September 30, 2021 in the same Court. We moved to dismiss third amended complaint on December 10, 2021.
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
Holders of Ordinary Shares
As of March 9, 2022, there were approximately 209 holders of record of our ordinary shares and 1 holder of record of our ADSs. The actual number of holders is greater than these numbers of record holders, and includes beneficial owners whose ordinary shares or ADSs are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities. The number of beneficial owners of the ADSs in the United States is likely to be much larger than the number of record holders of our ordinary shares in the United States.
Dividend Policy
We have never paid cash dividends on any of our share capital and currently intend to retain our future earnings, if any, to fund the development and growth of our business.
Recent Sales of Unregistered Equity Securities
During the year ended December 31, 2021, we issued the following unregistered securities:

•
On February 22, 2021, the issuance of 7,500 ordinary shares to a non-U.S. employee upon exercise of 7,500 employee warrants (“bons de souscription de parts de créateur d’entreprise,” or “BSPCEs”) at an exercise price of 5.13 euros per warrant, for aggregate proceeds to the Company of 38,475 euros;

•	On March 23, 2021, the grant of an aggregate of 4,000 RSUs to a non-U.S. employee;

•	On March 23, 2021, the grant of an aggregate of 2,200 stock options to a non-U.S. employee. Each stock option is exercisable at an exercise price of 9.30 euros;

•
On May 12, 2021, the issuance of 10,200 ordinary shares to a non-U.S. employee upon exercise of 10,200 BSAs at an exercise price of 5.13 euros per warrant, for aggregate proceeds to the Company of 52,236 euros;

•
On May 17, 2021, the issuance of 10,500 ordinary shares to a non-U.S. employee upon exercise of 10,500 BSAs at an exercise price of 5.13 euros per warrant, for aggregate proceeds to the Company of 53,865 euros;

•
On May 18, 2021, the issuance of 10,800 ordinary shares to a non-U.S. employee upon exercise of 10,800 BSAs at an exercise price of 5.13 euros per warrant, for aggregate proceeds to the Company of 55,404 euros;

•	On May 19, 2021, the grant of an aggregate of 20,000 RSUs to a non-U.S. employee;

•
On May 21, 2021, the issuance of 11,100 ordinary shares to a non-U.S. employee upon exercise of 11,100 BSAs at an exercise price of 5.13 euros per warrant, for aggregate proceeds to the Company of 56,943 euros;

•
On May 26, 2021, the issuance of 21,000 ordinary shares to a non-U.S. employee upon exercise of 21,000 non-employee warrants (“bons de souscription d’action,” or “BSAs”) at an exercise price of 5.13 euros per warrant, for aggregate proceeds to the Company of 107,730 euros;

•
On May 28, 2021, the issuance of 11,400 ordinary shares to a non-U.S. employee upon exercise of 11,400 BSAs at an exercise price of 5.13 euros per warrant, for aggregate proceeds to the Company of 58,482 euros;

•
On June 3, 2021, the grant of an aggregate of 39,185 BSAs to a Directors for aggregate proceeds to the Company of 229,232 euros. Each BSA is exercisable for one ordinary share at an exercise price of 10.75 euros;

•	On October 7, 2021, the issuance of an aggregate of 20,000 ordinary shares to a non-U.S. employee upon settlement of RSUs;

•	On November 22, 2021, the grant of an aggregate of 153,800 RSUs to a non-U.S. employee;

•	On November 22, 2021, the grant of an aggregate of 432,100 stock options to a non-U.S. employee. Each stock option is exercisable at an exercise price of 5.87 euros;

•	On November 22, 2021, the grant of an aggregate of 13,700 RSUs to our executive officers;

•	On November 22, 2021, the grant of an aggregate of 420,400 stock options to our executive officers. Each stock option is exercisable at an exercise price of 5.87 euros;

•	On November 24, 2021, the issuance of an aggregate of 58,675 ordinary shares to a non-U.S. employee upon settlement of RSUs;

•	On December 20, 2021, the issuance of an aggregate of 5,400 ordinary shares to a non-U.S. employee upon settlement of RSUs.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Regulation S, Regulation D or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved].
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
In January 2021, we received written responses from the FDA to questions provided in the Type A meeting request we submitted in October 2020 following the CRL. In order to respond to the FDA’s requests and recommendations, we defined parallel workstreams primarily in order to generate the 6-month safety and adhesion clinical data to assess a modified Viaskin Peanut patch and demonstrate the equivalence in allergen uptake between the current and modified patches in the intended patient population.
Following the submission of the adhesion study’s protocol to the FDA, we received an Advice/Information Request letter from the FDA in October 2021, requesting a stepwise approach to the modified Viaskin patch development program and provided partial feedback on this protocol.
In December 2021, we decided not to pursue the sequential approach to the development plans for Viaskin Peanut as requested by the FDA in the October 2021 feedback and announced our plan to initiate a pivotal Phase 3 clinical study for a modified Viaskin Peanut patch (mVP) in children in the intended patient population. We consider this approach as the most straightforward approach to demonstrate effectiveness, safety, and improved in vivo adhesion of the modified Viaskin Peanut system. After the FDA confirmed our change in strategy is agreeable, the protocol for the new Phase 3 pivotal study of the modified Viaskin Peanut (“mVP”) patch was completed at the end of February 2022 and has been prepared for FDA submission. We are currently engaged in discussions with FDA in preparation for protocol submission and review. We expect to complete protocol submission following further alignment with FDA.
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
Based on our current operations, as well as our plans and assumptions as revised pursuant to our change of strategy announced in December 2021, we expect that our balance of cash and cash equivalents of $77.3 million as of December 31, 2021 will be sufficient to fund our operations into the first quarter of 2023.
As of the date of the filing, our available cash is not projected to be sufficient to support our operating plan for at least the next 12 months. As such, there is substantial doubt regarding our ability to continue as a going concern.
We intend to seek additional capital as we prepare for the launch of Viaskin Peanut, if approved, and continue other research and development efforts. We may seek to finance our future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive financings.
We cannot guarantee that we will be able to obtain the necessary financing to meet our needs or to obtain funds at attractive terms and conditions, including as a result of disruptions to the global financial markets due to the ongoing COVID-19 pandemic. The ongoing COVID-19 pandemic has already caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to us, including reduced ability to raise additional capital when needed or on acceptable terms, if at all.
If we are not successful in our financing objectives, we could have to scale back our operations, notably by delaying or reducing the scope of our research and development efforts or obtain financing through arrangements with collaborators or others that may require us to relinquish rights to our product candidates that we might otherwise seek to develop or commercialize independently.
We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue our research, pre-clinical and clinical development of our product candidates, including expanding the scope of our trials for Viaskin Peanut;

•	seek regulatory and marketing approvals and pursue commercial activities for Viaskin Peanut, especially in North America and in the European Union;

•	seek regulatory and marketing approvals for our other product candidates that successfully complete clinical trials;

•
continue to establish a sales, marketing and distribution infrastructure to commercialize Viaskin Peanut, if approved, and any other products for which we may obtain marketing approval, especially in North America and in the European Union;

•	further develop the manufacturing process for our product candidates;

•	change or add additional manufacturers or suppliers;

•	initiate and conduct any post-approval clinical trials, if required by the FDA or by the EMA, for our approved products, if any;

•	initiate additional pre-clinical, clinical or other studies for our product candidates;

•	seek to identify and validate additional product candidates;

•	acquire or in-license other product candidates and technologies;

•	make milestone or meet other payments deadlines under any in-license agreements;

•	maintain, protect and expand our intellectual property portfolio;

•	attract and retain new and existing skilled personnel;

•
add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts, as well as a company listed on both the U.S. and French stock markets;

•	handle impacts of the ongoing COVID-19 pandemic; and

•	experience any delays or encounter issues with any of the above.
Our financial statements have been prepared on a going concern basis assuming that we will be successful in our financing objectives. As such, no adjustments have been made to the financial statements relating to the recoverability and classification of the asset carrying amounts or classification of liabilities that might be necessary should we not be able to continue as a going concern.
Impact of COVID-19 on our Business
The COVID-19 pandemic continues to adversely affect global economies, financial markets and the overall environment in which we do business. Our ability to conduct clinical trials has been and may continue to be affected by the COVID-19 pandemic. As the full impact of the COVID-19 pandemic on our business continues to develop, we are closely monitoring the global situation. We are unable to predict the full impact that COVID-19 will have on our operations, liquidity and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. For further discussion of the business risks associated with COVID-19, see Item 1A, Risk Factors, within this Form 10-K report.
Business Trends
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
In the year ended December 31, 2021, we spent $70.3 million in research and development expenses to advance the development of our product candidates. The following table provides a breakdown of our direct research and development expenses for our two lead development programs, as well as expenses not allocated to the programs and share-based compensation expenses included in research and development expenses, for the years ended December 31, 2021 and 2020, respectively:

	Year Ended December 31,
	2021	2020
	(thousands of U.S. Dollars)
Research and development expenses related to Viaskin Peanut (1)	$47,961		$70,507

As a percentage of research and development expenses, excluding share-based compensation expense	70%		70%
Research and development expenses related to Viaskin Milk (1)	$5,861		$4,750

As a percentage of research and development expenses excluding share-based compensation expense	9%		5%

Other research and development expenses (1)	$14,868		$25,735

Total research and development expenses, excluding share-based compensation expense	$68,690		$100,991

Share-based compensation expenses included in research and development expenses	$1,646	$	,616

Total research and development expenses	$70,336		$101,607

(1)	Excludes employee share-based compensation expense.
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
Components of Our Results of Operations
Operating Income
Our operating income consists of other operating income, as described below, as we generated no revenue from our operating activities in 2021 or 2020.
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
Research Tax Credits
The Research Tax Credit (
Crédit d’Impôt Recherche
, or CIR) is granted to companies by the French tax authorities in order to encourage them to conduct technical and scientific research. Companies that prove that they have expenditures that meet the required criteria receive a tax credit that can be used for the payment of the corporate tax due for the fiscal year in which the expenditures were made and the next three fiscal years, or, as applicable, can be reimbursed for the excess portion. The expenditures taken into account for the calculation of the research tax credit involve only research expenses.
If a company meets certain criteria in terms of sales, headcount or assets to be considered a Small and Medium-sized Enterprises, or SMEs, under EU law, immediate payment of the CIR can be requested. We no longer benefited from the immediate reimbursement of the CIR due to the loss of the SME status under EU law for the fiscal year ending December 31, 2019 and 2020. The CIRs were to be refunded three years after the tax declaration in the event we could not offset it against corporate income tax due.
Beginning in the fiscal year ending December 31, 2021, we recovered our SME status, and became therefore eligible again for the immediate reimbursement of the CIR. We will request the immediate reimbursement of the

2021 fiscal year CIR, as well as former tax credit receivables for 2019 and 2020 fiscal years, for a total amount of $28.1 million.
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
In 2021 as in 2020, the ongoing COVID-19 pandemic impacted our current clinical trials, including the Phase II clinical trial, or PII, conducted as part of the development activities pursuant to the collaboration and license agreement with Nestlé Health Science. We experienced a decrease in new patients enrolling in this Phase II clinical trial and had to modify its protocols. As a result of these delays, we expect to incur additional clinical and production costs related to the PII.
Accordingly, as of December 31, 2021, we recorded our collaboration agreement’s revenue based on its updated measurement of progress of the PII conducted as part of the agreement. The accrual recorded in the amount of the difference between our current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the PII has been updated accordingly
Operating Expenses
Since inception, our operating expenses have consisted primarily of research and development activities, general and administration costs and sales and marketing costs.
Research and Development Expenses
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
Restructuring Costs
We initiated a global restructuring plan in June 2020 to provide operational latitude to progress in the clinical development and regulatory review of investigational Viaskin™ Peanut in the United States and European Union. The full implementation of the organization-wide costs reduction measures was completed during the second half of 2021. It resulted in a reduction of more than 200 jobs and a remaining global team of about 90 individuals dedicated to the pursuit of innovation and scientific development of novel therapies.
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
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations, derived from our consolidated financial statements, prepared in compliance with generally accepted accounting principles in the United States, or U.S. GAAP, for the years ended December 31, 2021 and 2020:

	December 31,
(Dollar amounts presented in thousands, except per share amounts)	2021	2020	$ change	% change
Operating income	$5,708	$11,276	(5,568)	(49%)
Operating expenses
Research and development expenses	(70,336)	(101,607)	31,271	(31%)
Sales and marketing expenses	(4,387)	(9,879)	5,492	(56%)
General and administrative expenses	(30,520)	(35,081)	4,561	(13%)
Restructuring income (expenses)	920	(23,552)	24,472	(104%)

Total Operating expenses	(104,323)	(170,118)	65,795	(39%)

Financial income (expense)	425	(724)	1,149	(159%)

Income tax	381	10	371	*

Net loss	$(97,809)	$(159,555)	61,747	(39%)

Basic/diluted Net loss per share attributable to shareholders	(1.78)	(2.95)

*	Percentage not meaningful

Operating Income
The following table summarizes our operating income for the years presented:

	December 31,
(Dollar amounts presented in thousands)	2021	2020	$ change	% change
Sales	—	—
Other income	5,708	11,276	(5,568)	(49%)
Research tax credit	7,505	9,930	(2,425)	(24%)
Other operating (loss) income	(1,797)	1,346	(3,142)	(234%)

Total operating income	5,708	11,276	(5,568)	(49%)

We generated operating income of $5.7 million for the year ended December 31, 2021 compared to $11.3 million for the year ended December 31, 2020, a decrease of 49.4%. This income was mainly generated from the French research tax credit (Crédit d’Impôt Recherche or CIR), and by revenue recognized under our collaboration agreement with Nestlé Health Science. The decrease in operating income is primarily attributable to the change in the revenue recognized under the Nestlé’s collaboration agreement, as we updated the measurement of progress of the Phase II clinical trial conducted as part of the agreement due to delays in new patient enrollment. The decrease in research tax credit is attributable to the decline in eligible expenses in connection with research and development expenses.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses for the years presented:

	December 31,
(Dollar amounts presented in thousands)	2021	2020	$ change	% change
Research and development expenses
External clinical-related expenses	39,386	48,721	(9,335)	(19%)
Employee-related costs excl. share-based payment expenses	12,950	25,087	(12,137)	(48%)
Share-based payment expenses	1,646	616	1,030	167%
Depreciation, amortization and other costs	16,354	27,183	(10,829)	(40%)

Total Research and development expenses	70,336	101,607	(31,271)	(31%)

Our research and development expenses consisted primarily of external costs, such as startup fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to acquiring and manufacturing clinical study materials.
Research and development expenses decreased by $31.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a decrease in most items of expenses, partially offset by an increase in share-based payment expenses.
External clinical-related expenses decreased by $9.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to cost containment measures implemented starting the second half of 2020.
Employee-related costs, excluding share-based payment expenses, decreased by $12.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the workforce reduction we implemented as part of our 2020 global restructuring plan. The average workforce dedicated to Research and Development decreased from 186 employees in 2020 to 67 employees in 2021.

The decrease in depreciation, amortization and other costs was primarily due to the decrease in inventory depreciation, as we wrote down any inventories and work in progress to zero pending regulatory approval in the third quarter of 2020 following the CRL received from the FDA in August 2020. This variation was partially offset by the accrual recorded in the amount of the difference between our current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase II clinical trial conducted as part of the Nestlé agreement.
Our share-based payment expenses increased by $1.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 because we recognized share-based payment income for the year ended December 31, 2020 triggered by the reversal of share-based payment expenses due to employees’ departures in the context of our global restructuring plan.
Sales and Marketing Expenses
The following table summarizes our sales and marketing expenses for the years presented:

	December 31,
(Dollar amounts presented in thousands)	2021	2020	$ change	% change
Sales and marketing expenses
External professional services expenses	1,577	3,216	(1,639)	(51%)
Employee-related costs excl. share-based payment expenses	1,573	7,334	(5,761)	(79%)
Share-based payment expenses (income)	312	(2,117)	2,429	(115%)
Depreciation, amortization and other costs	925	1,446	(521)	(36%)

Total Sales and marketing expenses	4,387	9,879	(5,492)	(56%)

Sales and marketing expenses primarily included payroll for the U.S. employees for $1.6 million for the year ended December 31, 2021 compared to $7.3 million the year ended December 31, 2020, as well as fees related to pre-commercialization activities for Viaskin Peanut in North America for $1.6 million for the year ended December 31, 2021 compared to $3.2 million the year ended December 31, 2020.
Sales and marketing expenses decreased by $5.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2021, primarily due to a decrease in employee-related costs and external professional services, partially offset by share-based payment expenses.
Employee-related costs, excluding share-based payments expenses, decreased by $5.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the workforce reduction we implemented as part of our 2020 global restructuring plan. The average workforce dedicated to sales and marketing decreased in comparison to 2020, from 22 employees to 4 employees in 2021.
External professional services expenses decreased by $1.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily as a result of budget discipline measures.
The share-based payment expense recognized for the year ended December 31, 2021 and the income recognized for the year ended December 31, 2020 was triggered by the reversal of share-based payment expenses due to employees’ departures in the context of our restructuring plan

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years presented:

	December 31,
(Dollar amounts presented in thousands)	2021	2020	$ change	% change
General and administrative expenses
External professional services fees	7,944	12,684	(4,740)	(37%)
Employee-related costs excl. share-based payment expenses	8,194	9,534	(1,339)	(14%)
Share-based payment expenses	1,163	372	791	213%
Depreciation, amortization and other costs	13,219	12,492	(727)	(6%)

Total General and administrative expenses	30,520	35,081	(4,561)	(13%)

General and administrative expenses decreased by $4.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to cost containment measures and decreased external professional fees, partially offset by an increase in share-based payment expenses.
The lower share-based payment expense recognized for the year ended December 31, 2020 as compared to the share-based payment expense recognized for the year ended December 31, 2021 was partially triggered by the reversal of share-based payment expense due to employees’ departures in the context of our 2020 global restructuring plan
The average workforce dedicated to general and administrative expenses decreased from 63 employees in 2020 to 31 employees in 2021.
Insurance policies increased by $1.5 million, mainly due to the increase in Directors and Officers insurance premium.
Restructuring
The following table summarizes restructuring costs as of December 31, 2021 and 2020 included in the statement of operations:

	December 31,
(Amounts in thousands of U.S. Dollars)	2021	2020
Employee-related (income) expenses	(920)	19,194
Effects of restructuring on leases	—	2,028
Other restructuring costs	—	2,330

Total restructuring (income) expenses	(920)	23,552

We initiated a global restructuring plan in June 2020 to provide operational latitude to progress in the clinical development and regulatory review of investigational Viaskin™ Peanut in the United States and European Union. Full implementation of the organization-wide cost reduction measures was completed during the second half of 2021, which resulted in a reduction of more than 200 jobs and in a remaining global team of about 90 people dedicated to the pursuit of innovation and scientific development of novel therapies.
The restructuring costs were mainly comprised of payroll expenses, restructuring-related consulting and legal fees, as well as impairment of facilities and right of use assets following resizing of facilities.

The following table summarizes restructuring flows for the years endeds December 31, 2020 and 2021 included in current provisions and other current liabilities on the statement of consolidated financial position:

(Amounts in thousands of U.S. Dollars)	Restructuring liabilities
Restructuring liability—January 1, 2020	—
Restructuring costs	23,552
Restructuring costs—non cash items	(2,028)
Amounts paid	(12,137)

Restructuring liability—December 31, 2020	9,387

of which current contingencies	1,993
of which other current liabilities	7,394

Restructuring liabilities
Restructuring liability—January 1, 2021	9,387
Restructuring costs	—
Amounts paid	(7,747)
Reversal of contingencies	(920)
Other effect including currency translation effect	(282)

Restructuring liability—December 31, 2021	438

of which current contingencies	—
of which other current liabilities	438
The reversal of contingencies is mainly comprised of unused accruals related to payroll.
Financial income (loss)
Our financial income was $0.4 million in 2021, compared to a loss of $0.7 million in 2020 and primarily includes the financial income on our financial assets and foreign exchange losses.
Liquidity and Capital Resources
Financial Condition
On December 31, 2021, we had $77.3 million in cash and cash equivalents compared to $196.4 million of cash and cash equivalents on December 31, 2020. We have incurred operating losses and negative cash flows from operations since our inception. Net cash used for operating activities was $108.2 and $165.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we recorded a net loss of $97.8 million.
Sources and Material Cash Requirements
Based on our current operations, as well as our plans and assumptions as revised pursuant to its change of strategy announced in December 2021 and accepted by the FDA, we expect that our balance of cash and cash equivalents of $77.3 million as of December 31, 2021 will be sufficient to fund our operations into the first quarter of 2023.

We fund short-term cash requirements primarily from payments associated with research tax credits (
Crédit d’Impôt Recherche
) . During the years ended December 31, 2021 and 2020, we obtained the following financing on the public markets by issuance of securities, net of commissions and estimated offering expenses:

	Equity capital	Bank Loans	Other debt	Total
	(Amounts in thousands of U.S. Dollars)
2020	150,010	—	—	150,010
2021	—	—	—	—
Total	150,010	—	—	150,010
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
As of the date of the filing, our available cash is not projected to be sufficient to support our operating plan for at least the next 12 months. As such, there is substantial doubt regarding our ability to continue as a going concern. We intend to seek additional capital as we prepare for the launch of Viaskin Peanut, if approved, and continue other research and development efforts. We may seek to finance our future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive financings.
We cannot guarantee that we will be able to obtain the necessary financing to meet our needs or to obtain funds at attractive terms and conditions, including as a result of disruptions to the global financial markets due to the ongoing COVID-19 pandemic. The ongoing COVID-19 pandemic has already caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to us, including reduced ability to raise additional capital when needed or on acceptable terms, if at all. If we are not successful in our financing objectives, we could have to scale back its operations, notably by delaying or reducing the scope of its research and development efforts or obtain financing through arrangements with collaborators or others that may require us to relinquish rights to its product candidates that we might otherwise seek to develop or commercialize independently.

The following table presents our material cash requirements for future periods:

	Material Cash Requirements Due by the Year Ended December 31,
	2022	2023-2024	2025-2026	Thereafter	Total
	(Amounts in thousands)
Conditional advances	510	—	—	—	510
Operating leases	3,003	4,715	1,343	1,089	10,150
Purchase obligations—Obligations Under the Terms of CRO Agreements	22,840	7,455	—	—	30,294

Total	26,353	12,170	1,343	1,089	40,954
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
Future events could cause actual payments to differ from these estimates.
Conditional advances
In 2014, BpiFrance Financement granted an interest-free Innovation loan to DBV Technologies to help financing the pharmaceutical development of Viaskin™ Milk. This amount was received in a single disbursement on November 27, 2014. In 2020, due to the COVID-19 pandemic, Bpifrance postponed the repayments for a
6-month
period. Repayment will end during the third quarter of 2022.
Operating leases
Our corporate headquarters are located in Montrouge, France. Our principal offices occupy a 4,470 square meter facility, pursuant to a lease agreement dated March 3, 2015 and represents a $4.4 million cash requirement as of December 31, 2021 which expires March 8, 2024.
Our primary U.S. office is located in Summit, New Jersey. In September 2016, we entered into a lease for a commercial facility of 8,919 square feet in Summit, New Jersey, which intended to support the launch and commercialization of Viaskin Peanut in North America, if the appropriate regulatory approvals were received. In July 2018, we entered into a lease for an additional 12,629 square feet in the same building and made both leases co-terminus on July 10, 2028. This lease included extension options of two five-year periods. The Summit offices represent a $5.2 million cash requirement as of December 31, 2021 which expires July 10, 2028.
In light of our global restructuring and the current stage of regulatory interactions regarding Viaskin Peanut, the company entered into a termination agreement for its U.S. office. The agreement provided for the termination of the lease effective on February 1, 2022, in exchange for a one-time lump sum early termination fee. Right of use and related lease debt will be adjusted in the 2022 financial period.
We also have facilities in North America that were initially intended to support our U.S. subsidiary as well as future commercialization needs. We lease 3,780 square feet of office space in Tower 49, New York, New York. This lease is for a period of 65 months and expires on February 25, 2023. In light of our global restructuring, the current stage of regulatory interactions regarding Viaskin Peanut, and the ongoing COVID-19 pandemic, we entered into a sublease agreement of this office space in June 2021. The NYC office represents a $0.4 million cash requirement as of December 31, 2021 until the first quarter of 2023.
Purchase obligations—Obligations Under the Terms of CRO Agreements
In connection with the launch of our clinical trials for Viaskin Peanut and Viaskin Milk, we signed agreements with several contract research organizations. Expenses associated with the ongoing trials amounted globally to

$94.9 million. As of December 31, 2021, the amount we are still obligated to pay in connection with these contracts through 2024 is $30.3 million.
Cash flows
The table below summarizes our sources and uses of cash for the years ended December 31, 2021 and 2020.

	December 31,		$ change	% change
(Amounts in thousands of U.S. Dollars)	2021	2020
Net cash flows used in operating activities	(108,242)	(165,607)	57,365	(35%)
Net cash flows used in investing activities	(433)	(2,865)	2,433	(85%)
Net cash flows provided by financing activities	274	149,548	(149,273)	(100%)
Effect of exchange rate changes on cash and cash equivalents	(10,651)	22,022	(32,673)	(148%)

Net (decrease) increase in cash and cash equivalents	(119,051)	3,097	(122,149)	*

*	Percentage not meaningful
Operating Activities
Our net cash flows used in operating activities were $108.2 million and $165.6 million in 2021 and 2020 respectively. Our net cash flows used in operating activities decreased by $57.4 million, or 35%, mainly due to cost containment measures and the decrease in personnel expenses related to the workforce reduction as part of our 2020 global restructuring plan. Cash flows used in operating activities for the year ended December 31, 2021 includes restructuring costs paid for $7.0 million.
Investing Activities
Our net cash flows used in investing activities were $0.4 million and $2.9 million in 2021 and 2020 respectively. Those investments were mainly for our industrial machinery and equipment, which are commissioned in order to support the commercialization of Viaskin Peanut, if approved.
Financing Activities
Our net cash flows resulting from financing activities decreased to $0.3 million in 2021 from $149.5 million in 2020. For the year ended December 31, 2020, financing activities are primarily composed of the net proceeds of our February underwritten global offering.
Consistent with customary practice in the French securities market, we entered into a liquidity agreement (
contrat de liquidité
) with Natixis on April 13, 2012. The liquidity agreement complies with applicable laws and regulations in France. The liquidity agreement authorizes Natixis to carry out market purchases and sales of our shares on Euronext Paris. The amount is classified in other non-current financial assets in our statement of financial position. At December 31, 2021, 153,631 shares and $0.2 million were in the liquidity account. The liquidity agreement has a term of one year and will renew automatically unless otherwise terminated by either party.
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
Revenue Recognition
—Collaboration agreement with Nestlé Health Science
On May 31, 2016, we announced our entry into an exclusive global collaboration with Nestlé Health Science to develop MAG1C, a ready-to-use and standardized atopy patch test tool for the diagnosis of cow’s milk protein allergy in infants and toddlers. Under the terms of the exclusive collaboration, we are responsible for leading the development activities of MAG1C up through a pivotal Phase III clinical program, and if appropriate regulatory approvals are received, Nestlé Health Science will support the commercialization of MAG1C globally, while prioritizing certain agreed-upon countries. We entered into an amendment with Nestlé Health Science on July 12, 2018. We are eligible to receive up to €100.0 million in potential development, clinical, regulatory and commercial milestones, inclusive of a non-refundable upfront payment of €10.0 million that we received in July 2016.
In 2021 as in 2020, the ongoing COVID-19 pandemic impacted our current clinical trials, including PII conducted as part of the development activities pursuant to the collaboration and license agreement with Nestlé Health Science. We experienced a decrease in new patients enrolling in this Phase II clinical trial and had to modify its protocols. As a result of these delays, we expect to incur additional clinical and production costs related to the PII.
Based on our best estimate of the costs yet to be incurred, the measurement of progress of the PII conducted as part of the agreement has been revised and the revenue recognized recorded accordingly. The accrual recorded in the amount of the difference between our current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the PII has also been updated accordingly. The revision of the estimated costs for the year ended December 31, 2020 was $4.0 million compared to December 31, 2021, $9.8 million.
Our estimation of costs yet to be incurred and revenues yet to be recognized for the completion of the PII contains uncertainties because they require management to make assumptions and to apply judgment to estimate future cost and timeline for new patient enrollment in this PII. These estimates are subjective and our ability to achieve current best estimates is affected by factors such as ongoing COVID-19 pandemic.
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
Determining the fair value of the share-based payments at the grant date requires judgment. We calculated the fair value of stock options on the grant date using the Black-Scholes option pricing model. The Black-Scholes model requires the input of highly subjective assumptions, including the expected volatility, expected term, risk- free interest rate and dividend yield.
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
In the following table, the weighted average fair value of underlying shares are provided in euros, as we are incorporated in France and the euro is the currency used for the grants. We estimated the following assumptions for the calculation of the fair value of our stock options:

	Assumptions per year ended December 31,
Stock options per grant date	2020	2021
Weighted average shares price at grant date (in €)	5.54	5.71
Weighted average expected volatility	87.3%	90.2%
Weighted average risk-free interest rate	(0.5)%	(0.06)%
Weighted average expected term (in years)	6.0	6.0
Dividend yield	0	0
Weighted average fair value of stock-options (in €)	3,90	4,17

*	The weighted average fair value of underlying shares is presented in euros, as we are incorporated in France and the euro is the currency used for the grants.
During the year ended December 31, 2021, pursuant to the authorization granted by the General Meeting of the Shareholders held on May 19, 2021, the Company offered the directors the opportunity to subscribe for warrants to purchase ordinary shares on May 19, 2021, and on June 3, 2021, the directors subscribed for warrants to purchase an aggregate of 39,185 ordinary shares. These warrants have a contractual life of 4 years from their date of issuance and are not subject to a performance condition. Unless otherwise decided by our board of directors, these warrants may be exercised at any time prior to their expiration, provided that the beneficiary still holds a seat on our board of directors at the time of exercise, and subject to applicable French laws and regulations applicable to companies whose securities are listed on a regulated stock market. The fair value of the warrants has been estimated using the Cox-Ross Rubinstein binomial option pricing model.
Warrant fair value assumptions during the year ended December 31, 2021

Weighted average share price at grant date (in €)	10.75
Weighted average expected volatility	90.0%
Weighted average risk-free interest rate	(0.53)%
Weighted average expected term (in years)	3.21
Dividend yield	—
Weighted average fair value of warrants (in €)	—
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
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
Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures and concluded that as of December 31, 2021, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for the assessment of the effectiveness of our internal control over financial reporting. Under the supervision and with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), management assessed the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
As a smaller reporting company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in the sections titled “Board of Directors and Corporate Governance” and “Certain Relationships and Related Person Transactions” in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 will be included in Proposal 5 in the section titled “Audit Fees and Services” in our Proxy Statement and is incorporated herein by reference.
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
(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
3.1*	By-laws (statuts) of the registrant (English translation)

4.1	Form of Deposit Agreement	Form F-1/A	333-198870	4.1	10/15/14

4.2	Form of American Depositary Receipt	Form F-1/A	333-198870	4.1	10/15/14

4.3	Description of Registered Securities	Form 20-F	001-36697	2.3	03/20/20

4.4	Registration Rights Agreement, dated as of March 23, 2018, between the registrant, 667, L.P. and Baker Brothers Life Sciences, L.P.	Form 6-K	001-36697	4.1	03/23/18

10.1	Office Lease between the registrant and GENERALI VIE, dated March 3, 2015 (English translation)	Form 20-F	001-36697	4.2	04/29/15

10.2	Assignment, Development and Co-Ownership Agreement among the registrant, L’Assistance Publique—Hopitaux de Paris and Université Paris Descartes, dated January 7, 2009 (English translation)	Form F-1	333-198870	10.2	09/22/14

10.3#	Development Collaboration and License Agreement between the registrant and NESTEC S.A., dated May 27, 2016	Form 20-F	001-36697	4.14	03/22/17

10.4#	Amendment to Development Collaboration and License Agreement between the registrant and NESTEC S.A., dated July 12, 2018	Form 20-F	001-36697	4.5	04/01/19

10.5†	Form of Indemnification Agreement between the registrant and each of its executive officers and directors	Form F-1/A	333-198870	10.3	10/15/14

10.6†	2013 and 2014 Share Option Plans (English translation)	Form F-1	333-198870	10.4	09/22/14

10.7†	2012, 2013 and 2014 Free Share Plans (English translation)	Form F-1	333-198870	10.5	09/22/14

10.8†	Summary of BSA	Form F-1	333-198870	10.6	09/22/14

10.9†	Summary of BSPCE	Form F-1	333-198870	10.7	09/22/14

10.10†	2015 Share Option Plan (English translation)	Form 20-F	001-36697	4.10	04/28/16

10.11†	2015 Free Share Plans (English translation)	Form 20-F	001-36697	4.11	04/28/16

10.12†	2016 Share Option Plan (English translation)	Form 20-F	001-36697	4.12	03/22/17

10.13†	2016 Free Share Plan (English translation)	Form 20-F	001-36697	4.13	03/22/17

10.14†	2017 Share Option Plan (English translation)	Form 20-F	001-36697	4.14	03/16/18

10.15†	2017 Free Share Plan (English translation)	Form 20-F	001-36697	4.15	03/16/18

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date

10.16†	2018 Share Option Plan (English translation)	Form 20-F	001-36697	4.17	04/01/19

10.17†	2018 Free Share Plan (English translation)	Form 20-F	001-36697	4.18	04/01/19

10.18†	2019 Share Option Plan (English translation)	Form 20-F	001-36697	4.19	03/20/20

10.19†	2019 Free Share Plans (English translation)	Form 20-F	001-36697	4.20	03/20/20

10.20†	2020 Stock Option Plan (English translation)	Form 10-K	001-36697	10.21	03/17/21

10.21†	2020 Free Share Plan (English translation)	Form 10-K	001-36697	10.22	03/17/21

10.22†*	2021 Stock Option Plan (English translation)

10.23†*	2021 Free Share Plan (English translation)

10.24†	Executive Agreement, dated November 29, 2018, between the registrant and Daniel Tassé	Form 10-K	001-36697	10.23	03/17/21

10.25†	First Amendment to the Executive Agreement of Daniel Tassé, dated June 27, 2019, between the registrant and Daniel Tassé	Form 10-K	001-36697	10.24	03/17/21

10.26†	Executive Agreement, dated July 22, 2019, between the registrant and Pharis Mohideen	Form 10-K	001-36697	10.25	03/17/21

10.27†	Letter Agreement, dated June 26, 2019, between the registrant and Sébastien Robitaille (English translation)	Form 10-K	001-36697	10.26	03/17/21

10.28†	Letter Agreement, dated December 1, 2020, between the registrant and Se´bastien Robitaille (English translation)	Form 10-K	001-36697	10.27	03/17/21

21.1	List of subsidiaries of the registrant	Form 20-F	001-36697	8.1	03/20/20

23.1*	Consent of Deloitte & Associés and KPMG S.A.

24.1*	Power of Attorney (included on the signature page of this report).

31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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
Date: March 9, 2022
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 9, 2022.

Signature	Title

/s/ Daniel Tassé Daniel Tassé	Chief Executive Officer and Director ( Principal Executive Officer )

/s/ Sebastién Robitaille Sebastién Robitaille	Chief Financial Officer ( Principal Financial and Accounting Officer )

/s/ Michel de Rosen Michel de Rosen	Director

/s/ Mailys Ferrere Mailys Ferrere	Director

/s/ Michael J. Goller Michael J. Goller	Director

/s/ Viviane Monges Viviane Monges	Director

/s/ Timothy E. Morris Timothy E. Morris	Director

Signature	Title

/s/ Adora Ndu Adora Ndu	Director

/s/ Julie O’Neill Julie O’Neill	Director

/s/ Ravi Madduri Rao Ravi Madduri Rao	Director

/s/ Daniel Soland Daniel Soland	Director

Index to Financial Statements
Annual Financial Statements for the Years Ended December 31, 2021 and 2020:

Page
Report of Deloitte & Associés and KPMG S.A., Independent Registered Public Accounting Firms (Deloitte & Associés, Paris-La Défense, France, PCAOB ID No. 1756) (KPMG S.A., Paris-La Défense, France, PCAOB ID No. 1253)	2
Consolidated Statements of Financial Position as of December 31, 2021 and 2020	4
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2021 and 2020	5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020	6
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2021 and 2020	7
Notes to the Consolidated Financial Statements	8

REPORT OF INDPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
To the Shareholders and Board of Directors of DBV Technologies S.A.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of DBV Technologies S.A. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, cash flows and changes in shareholders’ equity for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception and current cash and cash equivalents are not projected to be sufficient for at least the next twelve months. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
This matter is also described in the “Critical Audit Matter” section of our report.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are public accounting firms registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Going Concern—Refer to Note 1 to the consolidated financial statements
Critical Audit Matter Description
As described further in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception. The Company does not generate product revenue and continues to prepare for the potential launch of its first product in the United States and in the European Union, if approved. The Company cannot guarantee that it will be able to obtain the necessary financing to meet its needs or to obtain funds at attractive terms and conditions.
The Company’s available cash and cash equivalents is not sufficient to support its operating plan for at least the next 12 months from the issuance date of these consolidated financial statements. As such, there is substantial doubt regarding the Company’s ability to continue as a going concern.
We identified the evaluation of the Company’s ability to continue as a going concern and related disclosures as a critical audit matter. This matter required a high degree of auditor judgment and increased effort when performing audit procedures to evaluate (1) the reasonableness of management’s forecasted operating expenses, and (2) the adequacy of the consolidated financial statements disclosure related to the going concern assessment.
How the Critical Audit Matter was Addressed in the Audit
The primary audit procedures we performed to address this critical audit matter included the following:

•	We obtained an understanding and tested the design and implementation of the internal control related to the Company’s going concern assessment;

•
We evaluated the reasonableness of the Company’s forecasted operating expenses by obtaining an understanding of the Company’s operations and strategy, inquiring about the Company’s research and development activities, comparing the forecasted operating expenses to historical operating expenses and assessing expected costs, especially those costs that relate to future clinical trials;

•	We assessed management’s ability to forecast operating expenses by comparing prior year forecasts to actual financial results;

•	We assessed the adequacy of the consolidated financial statements’ disclosure related to the going concern assessment.

/s/ Deloitte & Associés	KPMG S.A.
/s/ Cédric Adens

Partner
We have served as the Company’s auditor since 2011.	We have served as the Company’s auditor since 2020.
Paris-La
Défense, France
March
9
, 202
2

DBV Technologies S.A.
Consolidated Statements of Financial Position
(amounts in thousands, except share and per share data)

		Year ended December 31,
	Note	2021	2020
Assets
Current assets:
Cash and cash equivalents	3	$77,301	$196,352
Trade receivables	4	—	2,230
Other current assets	5	37,085	8,792

Total current assets		114,386	207,375
Property, plant, and equipment, net	6	18,146	24,792
Right-of-use assets related to operating leases	7	7,336	10,104
Intangible assets		22	41
Other non-current assets	8	6,833	29,935

Total non-current assets		32,338	64,871

Total Assets		$146,723	$272,246

Liabilities and shareholders’ equity
Current liabilities
Trade payables	9	$11,429	$20,338
Short-term operating leases	7	3,003	3,708
Short-term financial debt	10	510	724
Current contingencies	14	4,095	5,016
Other current liabilities	9	12,361	22,926

Total current liabilities		31,397	52,713
Long-term operating leases	7	7,147	10,496
Long-term financial debt	10	—	543
Non-current contingencies	14	6,758	2,527
Other non-current liabilities	10	2,147	475

Total non-current liabilities		16,052	14,042

Total liabilities		$47,449	$66,754

Shareholders’ equity:
Ordinary shares, €0.10 par value; 55,095,762 and 54,929,187 shares authorized, and issued as at December 31, 2021 and 2020, respectively, and 5,128,423 and 4,036,263 shares outstanding as at at December 31, 2021 and 2020, respectively		$6,538	$6,518
Additional paid-in capital		358,115	1,152,042
Treasury stock, 153,631 and 102,302 ordinary shares as of December 31, 2021 and 2020, respectively, at cost		(1,232)	(1,169)
Accumulated deficit		(258,528)	(958,543)
Accumulated other comprehensive income		519	484
Accumulated currency translation effect		(6,137)	6,158

Total shareholders’ equity	12	$99,274	$205,491

Total liabilities and shareholders’ equity		$146,723	$272,246

The accompanying notes are an integral part of these consolidated financial statements

F-
4

DBV Technologies S.A.
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands, except share and per share data)

		Year ended December 31,
	Note	2021	2020
Operating income	15	$5,708	$11,276
Operating expenses
Research and development expenses	16	(70,336)	(101,607)
Sales & marketing expenses	16	(4,387)	(9,879)
General & administrative expenses	16	(30,520)	(35,081)
Restructuring reversal (expenses)	2,16	920	(23,552)

Total Operating expenses		(104,323)	(170,118)

Loss from operations		(98,614)	(158,842)

Financial income (expenses)		425	(724)

Loss before taxes		(98,189)	(159,566)

Income tax	17	381	10

Net loss		$(97,809)	$(159,555)

Foreign currency translation differences, net of taxes		(12,296)	23,104
Actuarial gains on employee benefits, net of taxes		35	376

Total comprehensive loss		$(110,070)	$(136,075)

Basic/diluted Net loss per share attributable to shareholders	20	$(1.78)	$(2.95)
Weighted average number of shares outstanding used in computing per share amounts:	20	54,916,937	54,092,666
The accompanying notes are an integral part of these consolidated financial statements

F-
5

DBV Technologies S.A.
Consolidated Statements of Cash Flows
(amounts in thousands)

		Year ended December 31,
	Notes	2021	2020
Net loss for the period		$(97,809)	$(159,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accrued contingencies		8,376	10,461
Retirement pension obligations		184	(436)
Expenses related to share-based payments		3,122	(1,130)
Other elements		656	655
Changes in operating assets and liabilities:
Decrease (increase) in inventories and work in progress		—	2,327
Decrease (increase) in trade receivables		2,150	(2,070)
Decrease (increase) in other current assets		(8,578)	(9,275)
(Decrease) increase in trade payables		(7,559)	(5,082)
(Decrease) increase in other current and non-current liabilities		(7,599)	(3,357)
Change in operating lease liabilities and right of use assets		(1,185)	1,854
Net cash flow used in operating activities		(108,242)	(165,607)

Cash flows used in investing activities:
Acquisitions of property, plant, and equipment		(910)	(2,788)
Proceeds from property, plant, and equipment dispositions		604	55
Acquisitions of intangible assets		(8)	(29)
Acquisitions of non-current financial assets		(119)	(103)

Net cash flows used in investing activities		(433)	(2,865)

Cash flows provided by financing activities:
(Decrease) increase in conditional advances		(689)	(303)
Treasury shares		184	(563)
Capital increases, net of transaction costs		794	150,449
Other cash flows related to financing activities		(15)	(36)

Net cash flows provided by financing activities		274	149,548

Effect of exchange rate changes on cash and cash equivalents		(10,651)	22,022

Net (decrease) / increase in cash and cash equivalents		(119,051)	3,097

Net cash and cash equivalents at the beginning of the period		196,352	193,255

Net cash and cash equivalents at the end of the period	3	$77,301	$196,352

The accompanying notes are an integral part of these consolidated financial statements

F-
6

DBV Technologies S.A.
Consolidated Statements of Changes in Shareholders’ Equity
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares Note 12	Amount	Additional paid-in capital	Treasury stock	Acc. deficit	Acc. other comprehensive income	Acc. currency translation effect	Total Equity
Balance at January 1, 2020	47,028,510	5,645	1,003,595	(230)	(798,988)	108	(16,945)	193,186

Net (loss)	—	—	—	—	(159,555)	—	—	(159,555)
Other comprehensive income (loss)	—	—	—	—	—	376	23,104	23,480
Issuance of ordinary shares	7,900,677	873	149,576	—	—	—	—	150,449
Treasury shares	—	—	—	(939)	—	—	—	(939)
Share-based payments (income) expenses	—	—	(1,130)	—	—	—	—	(1,130)

Balance at December 31, 2020	54,929,187	$6,518	$1,152,042	$(1,169)	$(958,543)	$484	$6,158	$205,491

Net (loss)					(97,809)			(97,809)
Other comprehensive (loss)						35	(12,296)	(12,261)
Issuance of ordinary shares	166,575	20	496					515
Issuance of share warrants	—	—	279	—	—	—	—	279
Treasury shares				(63)				(63)
Share-based payments (income) expenses			3,122					3,122
Allocation of accumulated net losses	—	—	(797,823)	—	797,823	—	—	—

Balance at December 31, 2021	55,095,762	$6,538	$358,115	$(1,232)	$(258,528)	$519	$(6,137)	$99,274

The accompanying notes are an integral part of these consolidated financial statements

Notes to the Consolidated Financial Statements
Note 1: Nature of the business and principles and accounting methods
Incorporated in 2002 under the laws of France, DBV Technologies S.A. (“DBV Technologies,” or the “Company”, or “we”, or the “group”) is a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin
™
. The Company’s therapeutic approach is based on epicutaneous immunotherapy, or EPIT
TM
, a proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin
™
.
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and presented in thousands of U.S. Dollars, except for share and per share data and as otherwise noted. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). We also follow the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and using the historical cost principle with the exception of certain assets and liabilities that are measured at fair value in accordance with U.S. GAAP. The categories concerned are detailed in the following notes.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.
The following list presents all entities included in the consolidation scope for the years ended December 31, 2020 and 2021, as well as their country of incorporation and the percentage of ownership interests:

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
On December 31, 2021, the company proceeded to the dissolution of DBV Canada Ltd. This subsidiary was originally incorporated in Ottawa, Ontario on August 13, 2018 (the “Canadian subsidiary”). The share capital of this Canadian subsidiary was 100% owned by DBV Technologies S.A.
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

F-
8

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
Use of estimates
The preparation of the Company’s consolidated financial statements requires the use of estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of income and expenses during the period. The Company bases its estimates and assumptions on historical experience and other factors that it believes to be reasonable under the circumstances. As of December 31, 2021, the ongoing pandemic may make management’s estimates vulnerable to significant changes. Those uncertainties were considered in the assumptions underlying the estimates and judgments used by the Company but a number of estimates have been and will continue to be affected by the ongoing pandemic. The Company evaluates its estimates and assumptions on an ongoing basis. The actual results may differ from these estimates.
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
Going concern
These Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.
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
In January 2021, the Company received written responses from the FDA to questions provided in the Type A meeting request the Company submitted in October 2020 following the CRL. In order to respond to the FDA’s requests and recommendations, the Company defined parallel workstreams primarily in order to generate the
6-month
safety and adhesion clinical data to assess a modified Viaskin Peanut patch and demonstrate the equivalence in allergen uptake between the current and modified patches in the intended patient population.

F-
9

Following the submission of the adhesion study’s protocol to the FDA, the Company received an Advice/Information Request letter from the FDA in October 2021, requesting a stepwise approach to the modified Viaskin patch development program and provided partial feedback on this protocol.
In December 2021, the Company decided not to pursue the sequential approach to the development plans for Viaskin Peanut as requested by the FDA in the October 2021 feedback and announced its plan to initiate a pivotal Phase 3 clinical study for a modified Viaskin Peanut patch (mVP) in children in the intended patient population. The Company considers this approach as the most straightforward approach to demonstrate effectiveness, safety, and improved in vivo adhesion of the modified Viaskin Peanut system. After receiving approval from the FDA for its change in strategy, the protocol for the new Phase 3 pivotal study of the modified Viaskin Peanut (“mVP”) patch was completed at the end of February 2022 and has been prepared for FDA submission. The Company is currently engaged in fruitful discussions with FDA in preparation for protocol submission and review. The Company expects to complete protocol submission following further alignment with FDA.
The company has incurred operating losses and negative cash flows from operations since inception. As of the date of the filing, the Company’s available cash and cash equivalents are not projected to be sufficient to support its operating plan for at least the next 12 months. As such, there is substantial doubt regarding the Company’s ability to continue as a going concern.
Based on its current operations, as well as its plans and assumptions as revised pursuant to its change of strategy, announced in December 2021, the Company expects that its balance of cash and cash equivalents of
$77.3
million as of December 31, 2021 will be sufficient to fund its operations into the first quarter of 2023.
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
If the Company is not successful in its financing objectives, the Company could have to scale back its operations, notably by delaying or reducing the scope of its research and development efforts or obtain financing through arrangements with collaborators or others that may require the Company to relinquish rights to its product candidates that the Company might otherwise seek to develop or commercialize independently.
These Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
Intangible Assets
Acquired intangible assets are accounted for at acquisition cost less accumulated amortization. Acquired intangible assets are mainly composed of software amortized on a straight-line basis over their estimated useful lives comprised between one and three years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The costs related to the acquisition of licenses to software are posted to assets on the basis of the costs incurred to acquire and to implement the software.

F-
10

Property, Plant, and Equipment
Property, plant, and equipment are recorded at their acquisition cost.
Property, plant, and equipment are depreciated on a straight-line method over the estimated useful lifes of the property. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term.
Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives as follows:

PROPERTY, PLANT, AND EQUIPMENT ITEM PERIOD	DEPRECIATION
Fixtures and leasehold improvements	9 years
Research and development / production tools	5 years
Research equipment and technical facilities	5 years
Computer equipment	3 years
Office equipment and furniture	5 years
Impairment of assets
The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or the estimated useful life is no longer appropriate. If indicators of impairment exist and the recoverable value of the asset on an undiscounted cash flow basis is less than the carrying amount, an impairment loss is recorded to the extent the carrying amount exceeds its fair value.
Lease contracts
The Company determines whether an arrangement is a lease at contract inception by establishing if the contract conveys the right to use, or control the use of, identified property, plant, or equipment for a period of time in exchange for consideration. The Company’s leases are comprised of real estate leases, leases for industrial equipment and leases for office equipment.
The Company’s real estate leases typically include options and features including rent free periods, rent escalation periods, renewal options and early termination options. The lease term is defined contract-by-contract
and corresponds to the
non-cancelable
period of the lease taking into account the optional periods that are reasonably certain to be exercised.
The Company recognizes operating lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date.
The Company does not recognize a lease liability or right of use asset for leases with a term of 12 months or less.
Operating lease right of use assets are presented as operating lease right of use assets on the consolidated balance sheet. To date, the Company has recognized a single lease cost under which the operating lease right of use and liability are amortized on a straight-line basis over the lease term, and categorized within Operating Expense in the Consolidated Statement of Operations. The operating lease cash flows are categorized under Net Cash Used in Operating Activities in the Consolidated Statement of Cash Flows. Variable costs are expensed in the period incurred.
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

F-1
1

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
Financial Assets and Liabilities
Financial assets, excluding cash and cash equivalents, consist exclusively of other receivables. Other receivables are non-derivative
financial assets with a payment, which is fixed or can be determined, not listed on an active market. They are included in current assets, except those that mature more than twelve months after the reporting date. The recoverable amount of other receivables is estimated whenever there is an indication that the asset may be impaired and at least on each reporting date. If the recoverable amount is lower than the carrying amount, an impairment loss is recognized in the Consolidated Statements of Operations and Comprehensive Loss.
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
During the years ended December 31, 2021 and December 31, 2020, the Company did not hold any derivative financial instruments.
Fair Value Measurements
Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1—Quoted market prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

F-1
2

•
Level 2—Quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly. Fair value determined through the use of models or other valuation methodologies.

•
Level 3—Significant unobservable inputs for assets or liabilities that cannot be corroborated by market data. Fair value is determined by the reporting entity’s own assumptions utilizing the best information available and includes situations where there is little market activity for the asset or liability.

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
Cash and Cash Equivalents
Cash includes cash on hand and demand deposits with banks. Cash equivalents include short-term, highly liquid investments, with a remaining maturity at the date of purchase of three months or less for which the risk of changes in value is considered to be insignificant. Demand deposits therefore meet the definition of cash equivalents. Cash equivalents are measured at fair value using level 1 and any changes are recognized in the Consolidated Statements of Operations and Comprehensive Loss.
Concentration of Credit Risk
The Company has no significant
off-balance
sheet risk, such as foreign currency contracts, options contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and other receivables. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and have not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships or entities for which it has a receivable.
Share Capital
Ordinary shares are classified under Shareholders’ Equity. The costs of share capital transactions that are directly attributable to the issue of new shares or options are recorded in the Consolidated Financial Statements in Shareholders’ Equity as a deduction from the proceeds from the issue, net of tax.
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

F-1
3

The difference between the amount of the liability at the beginning of a fiscal year and at the close of that year is recognized through profit or loss for the portion representing the costs of services rendered and through other comprehensive income (loss) for the portion representing the actuarial gains and losses. Service costs are recognized in profit or loss and are allocated by function.
Actuarial gains and losses result from changes in actuarial assumptions and from differences between assumed and actual experience. Gains and losses recorded in other comprehensive income (loss) are amortized over expected remaining service periods to the extent they exceed 10% of the projected benefit obligation for the defined benefit plan.
The Company’s payments for the defined-contribution plans are recognized as expenses in the Consolidated Statements of Operations and Comprehensive Loss for the period with which they are associated.
Contingencies
An estimated loss from a loss contingency is recognized if the following two conditions are met:

•
information available before the consolidated financial statements are issued indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements; and

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
Operating Income
The Company accounts for revenue when the amount can be reliably assessed, future economic benefits are likely to benefit the Company, and specific criteria are met for the Company’s business, which is in accordance with ASC 606 for the collaboration agreement with Nestlé Health Science.
Other operating income
Research Tax Credit
The Research Tax Credit (
Crédit d’Impôt Recherche
) is granted to companies by the French tax authorities in order to encourage them to conduct technical and scientific research. Companies that prove that they have expenditures that meet the required criteria receive a tax credit that can be used against the payment of the income tax due for the fiscal year in which the expenditures were made and the next three fiscal years, or, as applicable, can be reimbursed for the excess portion. The expenditures taken into account for the calculation of the research tax credit involve only research expenses.
In the fiscal year ended December 31, 2021, the Company recovered its Small and
Medium-sized
Enterprises, or SMEs, status under EU law, and became therefore eligible again for the immediate reimbursement of the Research Tax Credit. The Company will request the immediate reimbursement of the 2021 fiscal year CIR, as well as former tax credit receivables for the 2019 and 2020 fiscal years, which were originally refundable three years after the tax declaration in case the Company wouldn’t have been able to offset it against corporate income tax due.
Collaboration agreement with Nestlé Health Science
The Company enters into research and development collaboration agreements that may consist of non-refundable
upfront payments and milestone payments.

F-1
4

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
The Company recognizes income under the
percentage-of-completion
method. The Company periodically updates its measurement of progress and updates its cumulative income recognized accordingly. The Company accrues for any excess between costs yet to be incurred and income yet to be recognized for the completion of the performance obligations. Please refer to Note 1
4
 “Contingencies”.
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
These awards are measured at their fair value on the date of grant. Except for RSUs, fair value is estimated using Black and Scholes models that require inputs based on certain subjective assumptions, including the expected term of the award, and the conditions of each equity plan. The fair value is amortized in personnel expenses (allocated by function in the Consolidated Statements of Operations and Comprehensive Loss) on a straight-line basis over the requisite service period, and such expense is reduced for estimated forfeitures, with a corresponding increase in shareholders’ equity.
The determination of the requisite service period and the estimate of RSUs awards that are expected to vest depends on the legal interpretation of the RSUs award agreements with employees under the French labor laws and related jurisprudence. Changes in interpretations could significantly impact the accounting for the share-based payments.

F-1
5

At each closing date, the Company
re-assesses
the number of options expected to vest. If applicable, the impacts of such revised estimates are recognized in the Consolidated Statements of Operations and Comprehensive Loss, with a corresponding adjustment in shareholders’ equity.
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
loss
is comprised of net income(loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as foreign currency translation adjustments. These changes in equity are presented net of tax.
Net Loss Per Share
The Company calculates basic and diluted net loss per ordinary share by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period. For the years ended December 31, 2021 and 2020, the Company has excluded the effects of all potentially dilutive shares, which include outstanding ordinary stock options, warrants to purchase ordinary shares, and restricted stock units, from the weighted-average number of ordinary shares outstanding as their inclusion in the computation for these years would be anti-dilutive due to net losses incurred.

F-1
6

Subsequent Events
The Consolidated Statements of Financial Position and the Consolidated Statements of Operations and Comprehensive Loss of the Company are adjusted to reflect the subsequent events that alter the amounts related to the situations that existed as of the end of the period covered. The Company has evaluated subsequent events from the balance sheet date through March
9
, 2022, the date at which the consolidated financial statements are issued.
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
2016-13—Financial
Instruments—Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB has issued ASU
2019-10
which has resulted in the postponement of the effective date of the new guidance for eligible smaller reporting companies to the fiscal year beginning January 1, 2023. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the guidance on its Consolidated Financial Statements. The Company does not expect that this new standard will have a material impact on its consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.
Note 2 Significant Events and Transactions of the Periods
Clinical programs
United States Regulatory History and Current Status
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
In August 2019, the Company announced the submission of a BLA to the FDA for Viaskin Peanut for the treatment of peanut allergy in children 4 to 11 years of age.
In October 2019, the Company announced that the FDA accepted for review the BLA for its investigational Viaskin
™
Peanut immunotherapy for the treatment of peanut-allergic children ages 4 to 11 years.
In February 2020, the FDA announced an Allergenic Products Advisory Committee meeting to be held on May 15, 2020 to discuss the BLA for Viaskin Peanut. On March 16, 2020, the Company announced that the FDA had informed it that during its ongoing review of the Company’s BLA for Viaskin Peanut, it had identified questions regarding efficacy, including the impact of patch-site adhesion. Therefore, the Advisory Committee meeting to discuss the BLA originally scheduled on May 15, 2020 was cancelled.

F-1
7

In August 2020, the Company received a Complete Response Letter, or CRL, in which the FDA indicated it could not approve the Viaskin Peanut BLA in its current form. The FDA identified concerns regarding the impact of patch-site adhesion on efficacy and indicated the need for patch modifications, and subsequently a new human factor study. The FDA also indicated that supplementary clinical data would need to be generated to support the modified patch. In addition, the FDA requested additional Chemistry, Manufacturing and Controls, or CMC, data. The FDA did not raise any safety concerns related to Viaskin Peanut.
In
January 2021, the
Company
received written responses from the FDA to questions provided in the Type A meeting request the Company submitted in October 2020 following the CRL. The FDA agreed with its position that a modified Viaskin Peanut patch should not be considered as a new product entity provided the occlusion chamber of the current Viaskin Peanut patch and the peanut protein dose of 250
μ
g (approximately 1/1000
of
one peanut) remains unchanged and performs in the same way it has performed previously. In order to confirm the consistency of efficacy data between the existing and a modified patch, FDA requested an assessment comparing the uptake of allergen (peanut protein) between the patches in peanut allergic children ages
4-11.
The Company named that assessment EQUAL, which stands for Equivalence in Uptake of Alergen. The FDA also recommended conducting a
6-month,
well-controlled safety and adhesion trial to assess a modified Viaskin Peanut patch in the intended patient population. The Company later named this study STAMP, which stands for Safety, Tolerability, and Adhesion of Modified Patches.
Based on the January 2021 FDA feedback, the Company defined three parallel workstreams:

1.	Identify a modified Viaskin patch (which the Company calls mVP).

2.
Generate the
6-month
safety and adhesion clinical data FDA requested via STAMP, which the Company expected to be the longest component of the mVP clinical plan. The Company prioritized the STAMP protocol submission so the Company could begin the study as soon as possible.

3.
Demonstrate the equivalence in allergen uptake between the current and modified patches in the intended patient population via EQUAL. The complexity of EQUAL hinged on the lack of established clinical and regulatory criteria to characterize allergen uptake via an epicutaneous patch. To support those exchanges, the Company outlined its proposed approach to demonstrate allergen uptake equivalence between the two patches, and allotted time to generate informative data through two additional studies:

a.	PREQUAL, a Phase I study with adult healthy volunteers to optimize the allergen sample collection methodologies and validate the assays we intend to use in EQUAL

b.	‘EQUAL in adults’—a second Phase I study with adult healthy volunteers to compare the allergen uptake of cVP and mVP.
In March 2021, the Company commenced CHAMP (Comparison of adHesion Among Modified Patches), a trial in healthy adult volunteers to evaluate the adhesion of five modified Viaskin Peanut patches, to identify the one or two best-performing patches, which the Company completed in the second quarter of 2021. Based on the adhesion parameters studied, the Company selected the modified patch to advance to further clinical testing in the intended patient population. All modified Viaskin Peanut patches demonstrated better adhesion performance as compared to the then-current Viaskin Peanut patch, and the Company then selected two modified patches that performed best out of the five modified patches studied for further development. The Company then selected the circular patch for further development, which is approximately 50% larger in size relative to the current patch and circular in shape.
In May 2021, the Company submitted its proposed STAMP protocol to the FDA, and on October 14, 2021, the Company received an Advice/Information Request letter from the FDA. In this letter, the FDA requested a stepwise approach to the modified Viaskin patch development program and provided partial feedback on the STAMP protocol. Specifically, the FDA requested that the Company conducts allergen uptake comparison

F-1
8

studies (i.e., ‘EQUAL in Adults’, EQUAL), and submits the allergen uptake comparison data for FDA review and feedback prior to starting the STAMP study. The FDA’s explanation was that the results from the allergen uptake studies might affect the design of the STAMP study.
After careful review of the FDA’s information requests and consideration of all other options, in December 2021, the Company decided not to pursue the sequential approach to the development plans for Viaskin Peanut as requested by the FDA in the October 2021 feedback. The Company estimated that the FDA’s newly proposed sequential approach would require at least five rounds of exchanges that necessitate FDA alignment prior to initiating STAMP, the
6-month
safety and adhesion study. The Company does not believe this approach to be in the best interest of patients due to the significant time delays associated with FDA review of a resource dependent
(non-PDUFA)
product. As such, in December 2021, the Company announced it plans to initiate a pivotal Phase III—placebo-controlled efficacy trial for a modified Viaskin Peanut patch (mVP) in children in the intended patient population. The study will also include updates to the Instructions for Use (IFU). The Company considers this approach the most straightforward to demonstrate effectiveness, safety, and improved in vivo adhesion of the modified Viaskin Peanut system. The FDA has confirmed its change in strategy is agreeable via oral and written exchanges. The protocol for the new Phase 3 pivotal study of the modified Viaskin Peanut (“mVP”) patch was completed at the end of February 2022 and has been prepared for FDA submission. The Company is currently engaged in discussions with FDA in preparation for protocol submission and review. The Company expects to complete protocol submission following further alignment with FDA.
European Union Regulatory History and Current Status
In November 2020, the Company announced that its Marketing Authorization Application, or MAA, for Viaskin Peanut had been validated by the European Medicines Agency, or EMA. The validation of the MAA confirmed that the submission was sufficiently complete to begin the formal review process for Viaskin Peanut to treat peanut allergies in children ages 4 to 11 years. Following the MAA validation, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, will review the application and provide a recommendation to the European Commission, or EC, on whether to grant a marketing authorization. On March 11, 2021, the Company announced that it had received the EMA’s Day 120 questions, which were consistent with both its expectations and pre-
filing conversations with the EMA. The Company did not receive questions about the impact of adhesion on efficacy.
In August 2021, the Company announced it has received from the EMA the Day 180 list of outstanding issues, which is an established part of the prescribed EMA review process. It is a letter that is meant to include any remaining questions or objections at that stage in the process. The EMA indicated many of their objections and major objections from the Day 120 list of questions had been answered. One major objection remained at Day 180. The Major Objection questioned the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study.
In December 2021, the Company announced it has withdrawn the Marketing Authorization Application for Viaskin Peanut and formally notified the EMA of our decision. The initial filing was supported by positive data from a single, placebo-controlled Phase 3 pivotal trial known as PEPITES
(V712-301).
The decision to withdraw was based on the view of CHMP that the data available to date from a single pivotal study were not sufficient to preclude a Major Objection at Day 180 in the review cycle. The Company believe data from a second Viaskin Peanut pivotal study will support a more robust path for licensure of Viaskin Peanut in the EU. The Company intend to resubmit the MAA when that data set is available.
Viaskin Peanut for children ages
1-3
In June 2020, the Company announced that in Part A, patients in both treatment arms showed consistent treatment effect after 12 months of therapy, as assessed by a double-blind placebo- controlled food challenge and biomarker results. Part A subjects were not included in Part B and the efficacy analyses from Part A were not

F-1
9

statistically powered to demonstrate superiority of either dose versus placebo. These results validate the ongoing investigation of the 250
μ
g dose in this age group, which is the dose being studied in Part B of the study. Enrollment of Part B of EPITOPE was complete in first quarter of 2021, and top-line results are expected mid-year 2022.
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
Restructuring
The Company initiated a global restructuring plan in June 2020 to provide operational latitude to progress in the clinical development and regulatory review of investigational Viaskin
™
Peanut in the United States and European Union. Full implementation of the organization-wide costs reduction measures was completed during the second half of 2021. The full implementation of the restructuring plan resulted in a reduction of more than 200 jobs and in a remaining global team of about 90 people dedicated to the pursuit of innovation and scientific development of novel therapies.
The restructuring costs were mainly comprised of payroll expenses, restructuring-related consulting and legal fees, as well as impairment of facilities and right of use assets following resizing of facilities.
The following table summarizes restructuring effects as of December 31, 2021 and 2020 included in the Statement of Operations and Comprehensive Loss:

	December 31,
	2021	2020
Employee-related expenses (income)	(920)	19,194
Effects of restructuring on leases	—	2,028
Other restructuring costs	—	2,330

Total restructuring costs	(920)	23,552

F-
20

The following table summarizes restructuring activities as of December 31, 2021 included in current contingencies and other current liabilities on the statement of consolidated financial position:

(Amounts in thousands of U.S. Dollars)
Restructuring liabilities
Restructuring liability — January 1, 2020	—
Restructuring costs	23,552
Restructuring costs — non cash items	(2,028)
Amounts paid	(12,137)

Restructuring liability — December 31, 2020	9,387

of which current contingencies	1,993
of which other current liabilities	7,394

Restructuring liabilities
Restructuring liability — January 1, 2021	9,387
Restructuring costs	—
Amounts paid	(7,747)
Reversal of contingencies	(920)
Other effect including currency translation effect	(282)

Restructuring liability — December 31, 2021	438

of which current contingencies	—
of which other current liabilities	438
The reversal of contingencies is mainly comprised of unused accruals related to payroll.
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
travel restrictions, social distancing requirements and business restrictions in the United States, France and other countries. As of December 31, 2021, those uncertainties were taken into account in the assumptions underlying the estimates and judgments used by the Company. The Company continues to update these estimates and assumptions as the situation evolves. The effects of the
COVID-19
pandemic are presented in the relevant line items of the Consolidated Statement of Financial Position and the Consolidated Statement of Operations and Comprehensive Loss according to the function or nature of the income or expense.
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

F-2
1

securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule
10b-5
promulgated thereunder. The plaintiffs seek unspecified damages on behalf of a purported class of persons that purchased the Company’s securities between February 14, 2018 and August 4, 2020 and also held the Company’s securities on December 20, 2018 and/or March 16, 2020 and/or August 4, 2020.
A hearing was held on July 29, 2021 in the U.S. District Court for the District of New Jersey where the Court entered an order granting the Company’s Motion to Dismiss the Second Amended Class Action Complaint without prejudice. As the dismissal was without prejudice, the Plaintiffs replead their case by filing a Third Amended Class Action Complaint on September 30, 2021 in the same Court. The company moved to dismiss third amended complaint on December 10, 2021.
The Company believes that the allegations contained in the amended complaint are without merit and will continue to defend the case vigorously. The Company believes this complaint will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Note 3 Cash and Cash Equivalents
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	December 31,
	2021	2020
Cash	31,427	42,341
Cash equivalent	45,874	154,011

Total cash and cash equivalent as reported in statement of financial position	77,301	196,352

Bank overdrafts	—	—

Total net cash and cash equivalents as reported in the statement of cash flow	77,301	196,352

Cash equivalents are immediately convertible into cash at no or insignificant cost on demand. They are measured using level 1 fair value measurements.
Note 4 Trade
Receivables
All the trade receivables have payment terms of less than one year. As of December 31, 2020, the receivables balance corresponds exclusively to the amounts due under the license and collaboration agreement with Nestlé Health Science, which have been settled during the year 2021.
Note 5 Other
Current Assets
Other current assets consisted of the following:

	December 31,
	2021	2020
Research tax credit	28,092	—
Other tax claims	3,561	5,049
Prepaid expenses	4,149	3,162
Other receivables	1,282	581

Total	37,085	8,792

F-2
2

Research tax credit
In the fiscal year ended December 31, 2021, the Company recovered its Small and
Medium-sized
Enterprises, or SMEs, status under EU law, and became therefore eligible again for the immediate reimbursement of the Research Tax Credit. The Company will request the immediate reimbursement of the 2021 fiscal year CIR, as well as former tax credit receivables, which were originally refundable three years after the tax declaration in case the Company wouldn’t have been able to offset it against corporate income tax due.
The variance in Research Tax Credit during the two years disclosed is presented as follow:

Amount in thousands of US Dollars
Opening balance sheet receivable as of January 1, 2020	10,969
+ 2020 fiscal year research tax credit	9,930
- Payment received	—
- Currency translation effect	1,751

Closing balance sheet receivable as of December 31, 2020	22,650

Of which — Non-current portion	22,650
Of which — Current portion	—

Amount in thousands of US Dollars
Opening balance sheet receivable as of January 1, 2021	22,650
+ 2021 fiscal year research tax credit	7,505
- Payment received	—
- Adjustment and currency translation effect	(2,063)

Closing balance sheet receivable as of December 31, 2021	28,092

Of which —Non -current portion	—
Of which —Current portion	28,092
The other tax claims are primarily related to the VAT as well as the reimbursement of VAT that has been requested. Prepaid expenses are comprised primarily of rental and insurance expenses, as well as legal and scientific consulting fees. Prepaid expenses also include upfront payments which are recognized over the term of the ongoing clinical studies.

F-2
3

Note 6 Property, Plant, and Equipment
Property and equipment, net consisted of the following:

	1/1/2020	Currency translation effect	Increase	Decrease	12/31/2020
Laboratory equipment	13,966	1,830	7,544	(268)	23,072
Building fixtures	6,530	595	697	(55)	7,767
Office equipment	908	46	16	—	970
Computer equipment	1,903	104	215	(377)	1,846
Property, plant, and equipment in progress	12,813	755	2,732	(8,473)	7,828

Total, gross	36,120	3,330	11,205	(9,173)	41,482

Less accumulated amortization and depreciation	(11,101)	(1,225)	(4,364)	—	(16,690)

Total, net	25,019	2,105	6,841	(9,173)	24,792

	1/1/2021	Currency translation effect	Increase	Decrease	12/31/2021
Laboratory equipment	23,072	(1,783)	853	(708)	21,434
Building fixtures	7,767	(408)	48	(3,449)	3,958
Office equipment	970	(39)	—	(67)	864
Computer equipment	1,846	(92)	9	(464)	1,299
Property, plant, and equipment in progress	7,828	(477)		(2,960)	4,390

Total, gross	41,482	(2,799)	910	(7,648)	31,945

Less accumulated amortization and depreciation	(16,690)	1,109	(4,437)	6,219	(13,799)

Total, net	24,792	(1,690)	(3,527)	(1,429)	18,146

The depreciation and amortization expense for
each of
the years ended December 31, 2021 and 2020 was $4.4 million
.
Laboratory equipment increase in 2021 is mainly driven by commissioning of industrial equipment.

Note 7 Lease contracts
Future minimum lease payments under the Company’s operating leases’ right of use as of December 31, 2021 and 2020, are as follows:

	December 31, 2021			December 31, 2020
	Real estate	Other assets	Total	Real estate	Other assets	Total
Current portion	3,361	77	3,438	4,196	88	4,284
Year 2	3,124	23	3,147	3,481	82	3,562
Year 3	2,299	18	2,317	3,182	23	3,206
Year 4	771	1	773	2,388	18	2,406
Year 5	790	—	790	771	1	773
Thereafter	1,220	—	1,220	2,011	—	2,011

Total minimum lease payments	11,565	119	11,684	16,029	212	16,241
Less: Effects of discounting	(1,526)	(8)	(1,534)	(2,020)	(16)	(2,037)

Present value of operating lease	10,039	111	10,150	14,009	196	14,205
Less: current portion	(2,929)	(74)	(3,003)	(3,628)	(80)	(3,708)

Long-term operating lease	7,110	37	7,147	10,381	116	10,496

Weighted average remaining lease term (years)	4.14	2.01		5.01	2.73
Weighted average discount rate	4.84%	3.32%		4.62%	3.32%

The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	December 31,
	2021	2020
Operating lease expense	3,027	4,531
Restructuring expense	—	2,028
Supplemental cash flow information related to operating leases is as
follows for the period December 31, 2021 and 2020:

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	2,879	3,898
Note 8 Other
non-current
assets
Other
non-current
assets consisted of the following:

	December 31,
	2021	2020
Research tax credit	—	22,650
Pledged securities	3,969	4,299
Deposits and other non-current financial assets	2,665	2,704
Liquidity contract	199	281

Total other non-current assets	6,833	29,935

The
non-current
assets are composed of security deposits paid to premises lessors, pledged securities not used as of December 31, 2021 and the liquidity contract.
Under the liquidity contract, 153,631 treasury shares were allocated as a reduction of Shareholders’ Equity as at December 31, 2021 with the cash balance being maintained in financial assets.
Note 9 Trade payables and Other Current Liabilities

Trade Payables
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each fiscal year presented.
Other Current Liabilities
Other current liabilities consisted of the following:

	December 31,
	2021	2020
Social debt	6,708	16,661
Deferred income	4,146	4,687
Tax liabilities	182	580
Other debts	1,325	999

Total	12,361	22,926

The other current liabilities include short-term debt related to employees’ bonus accruals, as well as social welfare and tax agencies. As of December 31, 2020, the other current liabilities also included employee termination allowance and benefits as part of the restructuring (Refer to Note 2, “Significant Events and Transactions of the Periods—Restructuring”),
Deferred income mainly includes deferred incomes from the collaboration agreement with Nestlé Health Science, which amounted to $4.1 million as of December 31, 2021.
Note 10 Financial debt and Other
Non-Current
Liabilities
Financial debt—Conditional Advances
The table below presents the details of the debts recorded on the statement of financial position by the type of conditional advance:

BPI advance
Balance sheet debt at start of period 01/01/2020	1,458
Repayments	(303)
Other including currency translation effect	112

Balance sheet debt as at 12/31/2020	1,267

Of which — Non-current portion	543
Of which — Current portion	724
Stated interest rate	No
Discount rate	3.2%
Maturity (in years)	2-7

BPI advance
Balance sheet debt at start of period 01/01/2021	1,267
Repayments	(689)
Other including currency translation effect	(68)

Balance sheet debt as at 12/31/2021	510

Of which — Non-current portion	—
Of which — Current portion	510
Stated interest rate	No
Discount rate	3.2%
Maturity (in years)	2-7
The changes appearing in “Other transactions” are comprised of the effect of discounting conditional advances.
The portion of the conditional advances for terms longer than one year is classified as non-current
liabilities, while the portion for terms of less than one year is classified as current liabilities.
BpiFrance Financement Interest Free Loan
In 2014, BpiFrance Financement granted an interest-free Innovation loan to DBV Technologies to help financing the pharmaceutical development of Viaskin
™
Milk. This amount was received in a single disbursement on November 27, 2014.
The initial planned repayment was scheduled in 20 quarterly repayments, starting on June 30, 2017. In 2020, due to the
COVID-19
pandemic, Bpifrance postponed the repayments for a
6-month
period. Repayment will end during the third quarter of 2022.

Due dates of liabilities
The following table shows the maturity of the Company’s liabilities (except leases disclosed in Note 7—“Lease contract”):

	Carrying	2022	2023	Thereafter
Short-term financial debt — Conditional advances	510	510	—	—
Other liabilities	14,508	12,361	2,147	—
Supplier accounts payable and related payables	11,429	11,429	—	—

Total liabilities	26,446	24,299	2,147	—

As detailed in Note 9, the current portion of other liabilities mainly includes social security and deferred incomes from the collaboration agreement with Nestlé Health Science.
Note 11 Fair value measurement
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
The fair values of cash and cash equivalents, accounts receivable, deposits, liquidity contract and accounts payable are categorized as Level 1. The fair value of conditional advance was categorized as Level 2 and was estimated based on a discounted cash flow method using the effective interest rate. For the interest-free conditional advances, the discount rate applied is equal to the rate of fungible treasury bonds over the time period that corresponds to the time period of the repayment of the advances. As of December 31, 2021, the fair value of conditional advances was $0.5 million.
There has been no transfer between levels of the fair value hierarchy during the years ended December 31, 2020 and 2021.
Note 12 Share Capital Issued
The share capital, as of December 31, 2021, is set at the sum of €5,509,576 ($ 6,537,591 converted at historical rates). It is divided into 55,095,762 fully authorized, subscribed and paid-up
shares with a nominal value of €0.10.
This number does not reflect ordinary shares issuable upon exercise or settlement of non-employee
warrants (“BSA”), employee warrants (“BCE”), stock options (“SO”) and restricted stock units (“RSU”) granted to both employees and non-employees
of the Company.
All the shares give their owners the right to a proportional share of the income and the net assets of the Company.

The table below presents the changes in the share capital of the Company as of December 31, 2020 and 2021:
(Amounts in thousands of U.S. Dollars except share and per share data)

Date	Nature of the transactions	Share capital *	Additional paid-in capital	Number of shares
Balance as of January 1, 2020		5,645	1,003,595	47,028,510
1/16/2020	Capital increase by employee warrants	4	292	35,000
1/16/2020	Capital increase by stock options	3	140	24,990
02/04/2020	Capital increase by global offering	829	153,580	7,500,000
02/04/2020	Fees charged to share premium	—	(9,265)	—
03/04/2020	Capital increase by global offering	38	6,985	338,687
03/04/2020	Fees charged to share premium	—	(421)	—
9/30/2020	Fees charged to share premium	—	(1,735)	—
11/25/2020	Capital increase by RSU	—	—	2,000
12/31/2020	Share-based payments	—	(1,130)	—

Balance as of December 31, 2020		6,518	1,152,042	54,929,187

02/22/2021	Capital increase by employee warrants	1	46	7,500
05/12/2021	Capital increase by employee warrants	1	62	10,200
05/17/2021	Capital increase by employee warrants	1	64	10,500
05/18/2021	Capital increase by employee warrants	1	66	10,800
05/19/2021	Retained earnings charged on share premium		(797,823)
05/21/2021	Capital increase by employee warrants	1	68	11,100
05/26/2021	Capital increase by employee warrants	3	129	21,000
05/28/2021	Capital increase by employee warrants	1	70	11,400
06/10/2021	Issuance of share warrants		279
10/07/2021	Capital increase by ordinary shares	2	(2)	20,000
11/24/2021	Capital increase by ordinary shares	7	(7)	58,675
12/20/2021	Capital increase by ordinary shares	1	(1)	5,400
12/31/2021	Share-based payments		3,122

Balance as of December 31, 2021		6,538	358,115	55,095,762

*	Conversion in U.S. Dollars at historical rates
In May 2021, pursuant to the authorization granted by the General Meeting of the Shareholders held on May 19, 2021, the accumulated net losses of DBV Technologies S.A. after appropriation of the net result for the year ended December 31, 2020 have been allocated to additional paid-in
capital in the amount of €695,575,130 ($797,822,881 converted at historical rates).
Note 13 Share-Based Payments
The Board of Directors has been authorized by the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options plan (“SO”), and non-employee
warrants (Bons de Souscription d’Actions or “BSA”), as follows:

Share-based payments instrument	General meeting of shareholders	Board of directors meeting	Grant date	Number granted
BSA	12/9/11	9/25/12	9/25/12	30,000
BSA	6/4/13	7/25/13	7/25/13	73,000
SO	12/9/11	9/18/13	9/18/13	518,000

BSA	6/3/14	3/24/15	3/24/15	10,000
SO	6/3/14	6/23/15	6/23/15	120,000
BSA	6/23/15	11/19/15	11/19/15	22,500
BSA	6/23/15	12/15/15	2/15/16	90,000
SO	6/3/14	4/6/16	4/21/16	33,000
SO	6/3/14	6/21/16	6/21/16	110,000
BSA	6/21/16	6/21/16	8/21/16	20,000
SO	6/3/14	6/21/16	9/15/16	9,300
SO	6/3/14	6/21/16	10/17/16	16,500
BSA	6/21/16	12/9/16	2/9/16	59,000
SO	6/3/14	6/21/16	12/9/16	74,960
RSU	9/21/15	3/14/17	3/14/17	22,500
RSU	9/21/15	4/20/17	4/20/17	24,000
BSA	6/15/17	6/15/17	8/15/17	9,000
SO	6/3/14	6/15/17	6/15/17	126,000
SO	6/15/17	6/15/17	6/15/17	111,600
SO	6/15/17	6/15/17	9/15/17	52,600
SO	6/15/17	11/17/17	12/5/17	625,200
BSA	6/15/17	5/2/18	7/2/18	44,000
RSU	6/22/18	6/22/18	6/22/18	486,153
RSU	6/22/18	9/6/18	9/6/18	450
SO	6/22/18	9/6/18	9/6/18	65,000
SO	6/22/18	6/22/18	10/15/18	76,700
RSU	6/22/18	11/1/18	11/1/18	57,000
SO	6/22/18	11/29/18	11/29/18	350,000
RSU	6/22/18	12/12/18	12/12/18	16,250
RSU	6/22/18	12/12/18	12/17/18	3,000
SO	6/22/18	3/4/19	3/20/19	547,100
RSU	6/22/18	5/10/19	5/10/19	100,000
SO	5/24/19	5/24/19	5/24/19	150,000
SO	5/24/19	7/1/19	7/1/19	403,400
SO	5/24/19	7/1/19	7/22/19	75,000
RSU	5/24/19	10/11/19	10/11/19	40,000
SO	5/24/19	10/11/19	1/15/20	94,500
RSU	5/24/19	10/11/19	3/16/20	5,000
RSU	4/20/20	4/20/20	4/29/20	20,000
RSU	4/20/20	11/24/20	11/24/20	475,000
SO	4/20/20	11/24/20	11/24/20	1,216,200
RSU	4/20/20	3/23/21	3/23/21	24,900
SO	4/20/20	3/23/21	3/23/21	75,200
RSU	5/19/21	5/19/21	5/19/21	20,000
BSA	5/19/21	5/19/21	6/3/21	39,185
RSU	5/19/21	11/22/21	11/22/21	257,300
SO	5/19/21	11/22/21	11/22/21	1,107,300
In the following tables in Notes 13.1 to 13.4, exercise prices, grant date share fair values and fair value per equity instruments are provided in euros, as the Company is incorporated in France and the euro is the currency used for the
grants.

13.1
Non-
employee warrants
The Company’s board of directors has been authorized by the shareholders’ general meeting to grant BSAs to non-employee’s
members of the Board of Directors and members of the Scientific Advisory Board.
The
BSAs
plans granted by the Board of Directors until 2018 are similar in their nature and conditions, except for the exercise price that is comprised between €5.13 and €69.75.
During the year ended December 31, 2021, pursuant to the authorization granted by the General Meeting of the Shareholders held on May 19, 2021, the Company offered the directors the opportunity to subscribe for warrants to purchase ordinary shares on May 19, 2021, and on June 3, 2021, the directors subscribed for warrants to purchase an aggregate of 39,185 ordinary shares. These warrants have a contractual life of 4 years from their date of issuance and are not subject to a performance condition. Unless otherwise decided by the Board of Directors, these warrants may be exercised at any time prior to their expiration, provided that the beneficiary still holds a seat on the Board of Directors at the time of exercise, and subject to applicable French laws and regulations applicable to companies whose securities are listed on a regulated stock market. The fair value of the warrants has been estimated using the
Cox-Ross
Rubinstein binomial option pricing model
.

Warrant fair value assumptions during the year ended December 31, 2021

Weighted average share price at grant date ( in €)	10.75
Weighted average expected volatility	90.0%
Weighted average risk-free interest rate	(0.53)%
Weighted average expected term (in years)	3.21
Dividend yield	—
Weighted average fair value of warrants ( in €)	—
The following table summarizes all BSA activity during the year ended December 31, 2020:

	Number of warrants outstanding	Weighted- average exercise price (in Euros)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of Euros)
Balance as of December 31, 2019	218,008	52.78	6.36	244.6
Granted during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—
Expired during the period	—	—	—	—

Balance as of December 31, 2020	218,008	52.78	5.36	—

Warrants exercisable as of December 31, 2020	218,008	52.78	5.36	—

The following table summarizes all BSA warrants activity during the year ended December 31, 2021:

	Number of warrants outstanding	Weighted- average exercise price (in Euros)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of Euros)
Balance as of December 31, 2020	218,008	52.78	5.36	—
Granted during the period	39,185	9.18	—	—
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—
Expired during the period	(500)	5.13	—	—

Balance as of December 31, 2021	256,693	47.51	4.35	—

Warrants exercisable as of December 31, 2021	256,693	47.51	4.35	—
13.2 Employee warrants
The Company’s Board of Directors has been authorized by the shareholders’ general meeting to grant BSPCE warrants (Bons de Souscription de Parts de Créateur d’Entreprise or “BSPCE”) to employees. The Company no longer grants BCE warrants since 2011.
The following table summarizes all BSPCE warrants activity during the year ended December 31, 2020:

	Number of warrants outstanding	Weighted- average exercise price in Euros	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value in thousands of Euros
Balance as of December 31, 2019	7,166	5.13	1.47	1,558.2
Granted during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Exercised during the period	(1,666)	5.13	—	—
Expired during the period	—	—	—	—

Balance as of December 31, 2020	5,500	5.13	0.47	—

Warrants exercisable as of December 31, 2020	5,500	5.13	0.47	—
The following table summarizes all BSPCE warrants activity during the year ended December 31, 2021:

	Number of warrants outstanding	Weighted- average exercise price in Euros	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value in thousands of Euros
Balance as of December 31, 2020	5,500	5.13	0.47	—
Granted during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Exercised during the period	(5,500)	5.13	—	—
Expired during the period	—	—	—	—

Balance as of December 31, 2021	—	—	—	—

Warrants exercisable as of December 31, 2021	—	—	—	—

There were no
BSPCE
warrants grants during the years ended December 31
, 2021
and 2020
.
13.3 Stock options
The Company’s Board of Directors has been authorized by the shareholders’ general meeting to grant SOs to employees.
The different stock options plans granted by the Board of Directors are similar in their nature and conditions, except for the exercise price that is comprised between €4.16 and €74.22.
All SO issued have
a ten-year contractual
life. SO are expensed in accordance with the following vesting conditions:

•
Before June 22, 2018 and after January 15, 2020, SO granted mainly vest over four years at a rate of 25% upon the first anniversary of the issuance date and 12.5% every 6 months thereafter, subject to the beneficiary being still employed by the Company (except in specific contractual clause or board of directors’ decisions),

•	Between June 22, 2018 and January 15, 2020, SO may be exercised by the beneficiary once both of the following conditions have been met:

•
Service condition: 25% upon the first anniversary of the issuance date and 12.5% every 6 months thereafter, subject to the beneficiary being still employed by the Company (except in specific contractual clause or board of directors’ decisions), and,

•	Performance condition: approval of Viaskin ™ Peanut by the US Food and Drug Administration,
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
The following table summarizes all stock options activity during the year ended December 31, 2020:

	Number of SO outstanding	Weighted-average exercise price in Euros	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value in thousands of Euros
Balance as of December 31, 2019	3,002,045	29.89	8.21	7,286.3
Granted during the period	1,310,700	5.54	—	—
Forfeited during the period	(1,667,235)	28.49	—	—
Exercised during the period	(35,000)	7.57	—	—
Expired during the period	—	—	—	—

Balance as of December 31, 2020	2,610,510	18.75	8.17	198.8

Options exercisable as of December 31, 2020	580,023	38.79	4.94	—

The following table summarizes all stock options activity during the year ended December 31, 2021:

	Number of SO outstanding	Weighted-average exercise price in Euros	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value in thousands of Euros
Balance as of December 31, 2020	2,610,510	18.75	8.17	198.8
Granted during the period	1,182,900	6.09	—	—
Forfeited during the period	(162,200)	4.89	—	—
Exercised during the period	—	—	—	—
Expired during the period	—	—	—	—

Balance as of December 31, 2021	3,631,210	15.25	7.96

Options exercisable as of December 31, 2021	878,560	29.50	5.43	—
Stock options have been granted during the years ended December 31, 2021 and 2020. The weighted-average exercise price of SO granted during the year ended December 31, 2021 was €6.09 per share.
As of December 31, 2021, there was €10.1 million ($11.4 million converted at closing rate) of unrecognized SO expense that is expected to be recognized over a weighted-average period of 2.9 years.
Fair value of stock options
Determining the fair value of the share-based payments at the grant date requires judgment. The Company calculated the fair value of stock options instruments on the grant date using the Black-Scholes option pricing model. The Black-Scholes model requires the input of highly subjective assumptions, including the expected volatility, expected term, risk-free interest rate and dividend yield.
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

The Company estimated the following assumptions for the calculation of the fair value of the stock options:

	Assumptions per year ended, December 31,
Stock options per grant date	Prior to 2017	2017	2018	2019	2020	2021
Weighted average shares price at grant date in €	36.69	45.49	31.86	15.26	5.54	5.71
Weighted average expected volatility	45.4%	41.8%	47.1%	70.8%	87.3%	90.2%
Weighted average risk-free interest rate	1.0%	(0.1)%	0.3%	(0.1)%	(0.5)%	(0.06)%
Weighted average expected term (in years)	6.7	6.0	6.0	6.0	6.0	6.0
Dividend yield	0	0	0	0	0	0
Weighted average fair value of stock-options (in €)	17.66	17.16	13.67	9.65	3.90	4/17
13.4 Restricted stock units
The Company’s board of directors has been authorized by the shareholders’ general meeting to grant
RSUs to employees.
RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as an expense on a straight-line basis in accordance with the following vesting conditions:

•
Before May 31, 2019, the vesting of RSUs granted is subject to the expiration of the presence condition of one (1) or two (2) years (except in specific board of directors’ decisions). The release of RSUs for these plans is subject to the achievement of performance conditions (submission of a BLA to U.S. FDA for Viaskin
™
Peanut, approval of Viaskin
™
Peanut by the U.S. FDA, first sale of Viaskin
™
Peanut in the United States);

•
Between May 31, 2019 and November 23, 2020, the vesting of RSUs is subject either to the expiration of the presence condition of two (2) years only, or to the dual condition of expiration of the presence condition and achievement of the performance condition (date of approval of Viaskin
™
Peanut by the U.S. FDA);

•
Since November 24, 2020, RSUs vest over four years at a rate of 25% upon the first anniversary of the issuance date and 12.5% every 6 months thereafter, subject to the beneficiary being still employed by the Company (except in specific board of directors’ decisions).

Performance conditions, which are other than market conditions, are taken into account by adjusting the number of equity instruments included in the measurement of the transaction amount but are not taken into account when estimating the fair value of the shares. Estimated achievement of performance conditions is reviewed at each reporting date.
RSU plans may be subject to a conservation period under French governing laws.
The Company applied a forfeiture rate for each grant according to its respective characteristics and composition. This forfeiture rate is reviewed at each reporting date.
The following table summarizes all RSUs activity for the year ended December 31, 2020:

	Number of RSU outstanding	Weighted average grant date fair value in Euros
Balance as of December 31, 2019	692,145	30.55
Granted during the period	500,000	4.56
Forfeited during the period	(71,400)	7.29
Released during the period	(2,000)	68.07
Expired during the period	—	—

Balance as of December 31, 2020	1,118,745	20.35

The service conditions have been met in 2020 for the plan granted on May 10, 2019 with a total fair value of €1.3 million.
The following table summarizes all RSUs activity for the year ended December 31, 2021:

	Number of RSU outstanding	Weighted average grant date fair value in Euros
Balance as of December 31, 2020	1,118,745	20.35
Granted during the period	302,200	6.13
Forfeited during the period	(96,350)	6.74
Released during the period	(84,075)	8.20
Expired during the period	—	—

Balance as of December 31, 2021	1,240,520	18.77

The plan granted on May 10, 2019 vested in 2020 with a total fair value of €1,288 thousands. This plan is not included in the previous table since the RSUs will be released, and shares issued once the performance condition will be achieved (approval of Viaskin
™
Peanut by the U.S. FDA).
As of December 31, 2021, there was €2.5 million ($2.8 million converted at closing rate) of unrecognized RSUs compensation expense that is expected to be recognized over a weighted-average period of 2.4 years.
13.5 Reconciliation of the share-based payment expenses with the Consolidated Statements of Operations and Comprehensive Loss

		December 31,
		2021	2020
Research and development	SO	(759)	190
	RSU	(887)	(806)
Sales and marketing	SO	(209)	2,141
	RSU	(104)	(24)
General and administrative	SO	(841)	(119)
	RSU	(322)	(253)

Total share-based compensation (expense) income		(3,122)	1,130

As of December 31, 2020, reversal of share-based payments expenses was mainly due to the restructuring plan announced on June 26, 2020 which led to significant reduction in the Company’s workforce.
Note 14 Contingencies
Non-current

contingencies and current contingencies break down as follows:

	December 31,
	2021	2020
Current contingencies	4,095	5,016
Non-current contingencies	6,758	2,527

Total contingencies	10,853	7,542

The table below shows
movements
in contingencies:

	Pension retirement obligations	Collaboration agreement—Loss at completion	Other contingencies	Total
At January 1, 2020	1,656	—	724	2,380
Increases in liabilities	—	3,683	2,466	6,149
Used liabilities	—	—	(724)	(724)
Reversals of unused liabilities	(443)	—	—	(443)
Net interest related to employee benefits, and unwinding of discount	8	—	—	8
Actuarial gains and losses on defined-benefit plans	(376)	—	—	(376)
Currency translation effect	93	274	183	550

At December 31, 2020	937	3,956	2,649	7,542

Of which Current	—	2,366	2,649	5,016
Of which Non-current	937	1,590	—	2,527

At January 1, 2021	937	3,956	2,649	7,542
Increases in liabilities	181	6,420	47	6,649
Used liabilities	—	—	(1,634)	(1,634)
Reversals of unused liabilities	—	—	(920)	(920)
Net interest related to employee benefits, and unwinding of discount	3	—	—	3
Actuarial gains and losses on defined-benefit plans	(35)	—	—	(35)
Currency translation effect	(78)	(577)	(98)	(753)

At December 31, 2021	1,008	9,800	45	10,853

Of which Current	—	4,049	45	4,095
Of which Non-current	1,008	5,750	—	6,758
The Company does not hold any plan assets for
any
of
the
periods presented.
As of December 31, 2021, the Company updated its measurement of progress of the Phase 2 clinical trial (“PII”) conducted as part of the collaboration and license agreement with Nestlé and updated the cumulative income recognized. The Company has recorded an accrual in the amount of the excess between the Company’s current best estimates of costs yet to be incurred and incomes yet to be recognized for the completion of the PII.
As of December 31, 2020, other contingencies were mainly composed of the estimated to be incurred as part of the social costs related to restructuring, as well as estimated cost of refurbishment on lease premises (Refer to Note 2, “Significant Events and Transactions of the Periods—Restructuring contingencies”).

F
-36

As part of the estimation of the retirement commitments, the following assumptions were used for all categories of employees:

	December 31,
	2021	2020
% Social security contributions	50.0%	50.0%
Salary increases	2.0%	2.0%
Discount rate—Iboxx Corporates AA 10+	0.98%	0.34%
Expected staff turnover	10.0%	10.0%
Estimated retirement age	65	65
Life table	TGH05-TGF05
Collective agreement	National Collective Agreement of the pharmaceutical industry
Note 15 Operating Income
The operating income is broken down in the following manner:

	December 31,
	2021	2020
Research tax credit	7,505	9,930
Other operating income	(1,797)	1,346

Total	5,708	11,276

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
In 2020 and 2021, the ongoing
COVID-19
pandemic impacted the Company’s current clinical trials, including the Phase II clinical trial conducted as part of the development activities pursuant to the collaboration and license agreement with Nestlé Health Science. The Company experienced difficulties in enrolling new patients in this Phase II clinical trial and modified the protocols of the clinical trial. As a result of the accumulation of recruitment delays, the Company expects to incur additional clinical and production costs related to the Phase II clinical trial.
As of December 31, 2021, the Company recorded its collaboration agreement’s revenue based on its updated measurement of progress of the Phase II clinical trial conducted as part of the agreement. The accrual recorded in the amount of the difference between the Company’s current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase II clinical trial has been updated accordingly.
Note 16 Allocation of Personnel Expenses
The Company had 101 average employees for the year ended December 31, 2021, in comparison with 270 employees for the year ended December 31, 2020.

Allocation of Personnel Expenses by Function:

	December 31,
	2021	2020

Research and Development expenses	14,596	25,703
Sales and Marketing expenses	1,885	5,217
General and Administrative expenses	9,357	9,906
Restructuring*	5,296	12,066

Total personnel expenses	31,135	52,891

*	Restructuring personnel expenses excluding effect of accrual for the year ended December 31, 2020 and reversal for the year ended December 31, 2021.
Allocation of Personnel Expenses by Nature:

	December 31,
	2021	2020
Wages and salaries	18,017	43,330
Social security contributions	8,407	9,510
Expenses for pension commitments	1,366	2,151
Employer contribution to bonus shares	223	(970)
Share-based payments	3,122	(1,130)

Total	31,135	52,891

The decrease in personnel expenses is mainly due to a decrease in headcount as well as accrued bonus, retention measures as part of the global restructuring plan.
Note 17 Income Tax
Reconciliation between the Effective and Nominal Income Tax Expense
The following table shows the reconciliation between the effective and nominal tax expense at the nominal standard French rate 26.5% as of December 31, 2021 and 28% as of December 31, 2020 (excluding additional contributions):

	December 31,
	2021	2020
(Loss) before taxes	(98,189)	(159,566)
Theoritical company tax rate	26.50%	28.00%
Nominal tax expense	26,020	44,678

Increase/decrease in tax expense arising from:
Research tax credit	1,990	2,781
Share-based compensation	(104)	(3,505)
Other permanent differences	(86)	2,756
Non recognition of deferred tax assets mainly related to tax losses	(25,882)	(41,881)
Other differences	(1,557)	(4,818)
Effective tax expenses—current	381	10
Effective tax expenses—deferred	—	—
Effective tax rate	(0.39)%	(0.01)%

Deferred Tax Assets
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	263,086	290,914
Share-based compensation	5,521	4,070
Personnel-related accruals	376	667
Pension retirement obligations	252	262
Leases	518	84
Other	2,760	1,346

Total deferred tax assets	272,513	297,343

Less : Valuation allowance	(272,513)	(297,343)

Net deferred tax assets	—	—
Note 18 Commitments
Purchase Obligations
The Company has signed agreements with several contract research organizations (CRO) and part of the ongoing clinical studies for Viaskin
™
Peanuts and Viaskin
™
Milk products, the Company. As of December 31, 2021, we had
non-cancellable
contractual obligations with CRO until year ended 2024 for $30.3 million.
Letter of Credit and Collateral
The Company signed with its bank CIC an acquisition contract of monetary market fund “SICAV
CM-CIC”
pledged as a guarantee for the ordinary rental agreements of the leased premises in Bagneux for an amount of €400 thousand (equivalent to $491 thousand at closing exchange rate).
A letter of credit has also been signed by the Company in April 2016 for $143 thousand to ensure the lease of its premises of its United States subsidiary. This credit note has been extended in 2020 and 2021.
A letter of credit was also signed by the Company in May 2017 for $300 thousand to secure the lease of its premises of its United States subsidiary. In 2015, the Company took a term deposit for a sum of €228 thousand (equivalent to $259 thousand at closing exchange rate).
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
AP-HP
and UPD agreed to use the shared patents only for internal research purposes and not to license the shared patents to any third party. Upon commercialization of any product covered by the shared patents, which the Company expects would include its Viaskin
™
product candidates, the Company will be obligated to

pay
AP-HP
and UPD a percentage of net sales as a royalty. This royalty varies depending on the particular patent used in the product and is in the
low single digits. Additionally, if the Company licenses any of the shared patents to a third party and a licensee commercializes products covered by such shared patents, the Company will be obligated to pay
AP-HP
and UPD a percentage in the low single digits of the money it receives from its licensee. If the Company does not sell any of its product candidates covered by the shared patents within 30 months from the date it first markets such product
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
Note 19 Relationships with Related Parties
The compensation amounts for 2021 presented below, which were awarded to the Directors and Officers of the Company totaled $7 million. The recipients of this compensation are “related parties” under applicable French law and may not be considered executive officers or related parties under comparable SEC and Nasdaq rules and regulations applicable to the Company.

	December 31,
	2021	2020
Short-term benefits	5,128	5,226
Post-employment benefits	67	34
Termination benefits	280	829
Share-based payments	1,556	2,209

Total	7,031	8,297
The methods for the valuation of the benefit related to share-based payments are presented in Note 13 Share-Based Payments.
Amounts payable to related parties as of December31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Compensation	1,820	2,049
Pension obligations	156	122

Total	1,976	2,172
As of December 31, 2020, the amount of compensation included severance pay for Executive Committee members in connection with the restructuring announcement in June 2020.
Note 20 Loss Per Share
The basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the course of the fiscal year. As the Company was in a loss position for the years ended December 31, 2021 and 2020, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive given the Company’s net loss.

The computations for basic and diluted loss per share were as follows (in thousands of U.S. Dollars except per share data):

	December 31,
	2021	2020

Net loss	(97,809)	(159,555)
Weighted average number of ordinary shares	54,916,937	54,092,666

Basic and diluted net loss per share attributable to ordinary shareholders ($/share)	(1.78)	(2.95)

The following is a summary of the ordinary share equivalents which were excluded from the calculation of diluted net loss per share for the periods indicated in number of potential shares:

	December 31,
	2021	2020
Non-employee warrants	256,693	225,008
Employee warrants	—	82,500
Stock-options	3,631,210	2,610,510
Restricted stock units	1,240,520	1,118,245
Note 21 Events after the Close of the Fiscal Year
In January 2022, the company entered into a termination agreement for its U.S. office in Summit, NJ, following the resizing of its facility use. The agreement provides for the termination of the lease effective on February 1, 2022, in exchange for a one-time
lump sum early termination fee. Right of use and related lease debt will be adjusted in the 2022 financial period.