Form 10-Q
period 2022-03-31
DBV Technologies S.A.
filed 2022-05-02
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of April 29, 2022, the registrant had
 55,096,537 ordinary
shares, nominal value €0.10 per share, outstanding including treasury shares
.

Unless the context otherwise requires, we use the terms “DBV,” “DBV Technologies,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q to refer to DBV Technologies S.A. and, where appropriate, its consolidated subsidiaries. “Viaskin
™
”, “EPIT
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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.
This Quarterly Report on Form
10-Q,
or Quarterly Report contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

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

•	our ability to continue as a going concern;

•
our expectations regarding the timing or likelihood of regulatory filings and approvals, including with respect to our anticipated re-submission
of a Biologics License Application, or a BLA, for Viaskin
TM
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
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 9, 2022. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking
statement. We qualify all of our forward-looking statements by these cautionary statements.
In addition, any forward-looking statement in this Quarterly Report, including statements that “we believe” and similar statements, reflect our beliefs and opinions on the relevant subject and represents our views only as of the date of this Quarterly Report and should not be relied upon as representing our views as of any subsequent date. These statements are based upon information available to us as of the date of this Quarterly Report and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Part I – Financial Information
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in thousands, except share and per share data)

		March 31,	December 31,
	Note	2022	2021
Assets
Current assets:
Cash and cash equivalents	3	$74,107	$77,301
Other current assets	4	16,329	37,085

Total current assets		90,437	114,386
Property, plant, and equipment, net		17,196	18,146
Right of use assets related to operating leases	5	3,356	7,336
Intangible assets		18	22
Other non-current assets		6,575	6,833

Total non-current assets		27,144	32,338

Total Assets		$117,581	$146,723

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	6	$11,416	$11,429
Short-term operating leases	5	2,034	3,003
Short-term financial debt		333	510
Current contingencies	8	3,529	4,095
Other current liabilities	6	8,719	12,361

Total current liabilities		26,031	31,397

Long-term operating leases	5	2,268	7,147
Non-current contingencies	8	5,758	6,758
Other non-current liabilities		1,461	2,147

Total current liabilities		9,488	16,052

Total Liabilities		$35,519	$47,449

Shareholders’ equity:
Ordinary shares, €0.10 par value; 55,096,537 and 55,095,762 shares authorized, and issued as at March 31, 2022 and December 31, 2021, respectively		$6,539	$6,538
Additional paid-in capital		359,478	358,115
Treasury stock, 144,501 and 153,631 ordinary shares as of March 31, 2022 and December 31, 2021, respectively, at cost		(1,193)	(1,232)
Accumulated deficit		(275,219)	(258,528)
Accumulated other comprehensive income		543	519
Accumulated currency translation effect		(8,086)	(6,137)

Total Shareholders’ equity		$82,062	$99,274

Total Liabilities and s hareholder’s equity		$117,581	$146,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except share and per share data)

		Three months Ended March 31,
	Note	2022	2021
Operating income	9	$2,546	$2,941

Operating expenses
Research and development expenses		(12,223)	(22,164)
Sales and marketing expenses		(464)	(729)
General and administrative expenses		(6,630)	(9,683)

Total Operating expenses		(19,317)	(32,575)

Loss from operations		(16,771)	(29,634)

Financial income		152	215

Loss before taxes		(16,619)	(29,419)

Income tax		(87)	(30)

Net loss		$(16,706)	$(29,449)

Foreign currency translation differences, net of taxes		(1,933)	(8,744)
Actuarial gains (loss) on employee benefits, net of taxes		24	(85)

Total comprehensive loss		$(18,615)	$(38,279)

Basic/diluted net loss per share attributable to shareholders	13	$(0.30)	$(0.54)

Weighted average number of shares outstanding used in computing per share amounts:		54,932,192	54,880,776
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

		Three months Ended March 31,
	Notes	2022	2021
Net loss for the period
Adjustments to reconcile net loss to net cash used in operating activities:		$(16,706)	$(29,449)
Depreciation, amortization and accrued contingencies		(599)	1,483
Retirement pension obligations		(9)	—
Expenses related to share-based payments		1,363	1,433
Other elements		(3)	(456)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables		—	2,101
Decrease (increase) in other current assets		20,458	(417)
(Decrease) increase in trade payables		(19)	(2,567)
(Decrease) increase in other current and non-current liabilities		(4,118)	(7,980)
Change in operating lease liabilities and right of use assets		(1,849)	(353)

Net cash flow used in operating activities		(1,483)	(36,204)

Cash flows provided by (used in) investing activities:
Acquisitions of property, plant, and equipment		(131)	(184)
Proceeds from property, plant and equipment dispositions		3	—
Acquisitions of non-current financial assets		(40)	(1)
Proceeds from non-current financial assets		179	—

Net cash flows provided by (used in) investing activities		11	(185)

Cash flows (used in) provided by financing activities:
(Decrease) in conditional advances		(168)	(164)
Treasury shares		40	578
Capital increases, net of transaction costs		—	42
Other cash flows related to financing activities		—	(17)

Net cash flows (used in) provided by financing activities		(129)	440

Effect of exchange rate changes on cash and cash equivalents		(1,594)	(7,944)

Net decrease in cash and cash equivalents		(3,194)	(43,893)

Net cash and cash equivalents at the beginning of the period		77,301	196,352

Net cash and cash equivalents at the end of the period	3	$74,107	$152,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2021	54,929,187	$6,518	$1,152,042	$(1,169)	$(958,543)	$484	$6,158	$205,491
Net (loss)	—	—	—	—	(29,449)	—	—	(29,449)
Other comprehensive loss	—	—	—	—	—	(85)	(8,744)	(8,829)
Issuance of ordinary shares	7,500	1	42	—	—	—	—	42
Treasury shares	—	—	—	488	—	—	—	488
Share-based payments	—	—	1,433	—	—	—	—	1,433

Balance at March 31, 2021	54,936,687	$6,519	$1,153,516	$(681)	$(987,992)	$399	$(2,586)	$169,176

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2022	55,095,762	$6,538	$358,115	$(1,232)	$(258,528)	$519	$(6,137)	$99,274
Net (loss)	—	—	—	—	(16,706)	—	—	(16,706)
Other comprehensive loss	—	—	—	—	—	24	(1,933)	(1,909)
Issuance of ordinary shares	775	1	—	—	—	—	—	1
Treasury shares	—	—	—	40	—	—	—	40
Share-based payments	—	—	1,363	—	—	—	—	1,363
Other changes	—	—	—	—	15		(15)	—

Balance at March 31, 2022	55,096,537	$6,539	$359,478	$(1,193)	$(275,219)	$543	$(8,086)	$82,062
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
filed with the SEC on March 9, 2022 (the “Annual Report”). The condensed consolidated statement of financial position at December 31, 2021 was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The Company’s critical accounting policies are detailed in the Annual Report. The Company’s critical accounting policies have not changed materially since December 31, 2021.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. However, these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the results of the interim period. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2022, or any other future period.
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
On an
on-going
basis, management evaluates its estimates, primarily those related to: (1) evaluation of costs and measure of progress of the development activities conducted as part of the collaboration agreement with Nestlé Health Science, (2) research tax credits, (3) assumptions used in the valuation of right of use assets - operating lease, (4) impairment of right

of

use
assets related to leases and property, plant and equipment, (5) recoverability of the Company’s net deferred tax assets and related valuation allowance, (6) assumptions used in the valuation model to determine the fair value and vesting conditions of share-based compensation plan and, (7) estimate of contingencies.
Going concern
These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.
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
Following receipt of a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) in connection with its Biologics License Application (“BLA”) for Viaskin
™
Peanut, beginning in August 2020, the Company scaled down its other clinical programs and pre-clinical
spend to focus on Viaskin
™
Peanut. In response, the Company implemented a global restructuring plan to provide operational latitude to progress the clinical development and regulatory review of Viaskin
™
Peanut in the United States and European Union. This restructuring plan was completed in the second half of 2021.
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
Following the submission of the adhesion study’s protocol to the FDA, the Company received an Advice/Information Request letter from the FDA in October 2021, requesting a stepwise approach to the modified Viaskin patch development program and provided partial feedback on this protocol. In December 2021, the Company decided not to pursue the stepwise approach to the development plans for Viaskin Peanut as requested by the FDA in the October 2021 feedback and announced its plan to initiate a pivotal Phase 3 clinical study for a modified Viaskin Peanut patch (mVP) in children ages 4-11. The Company considers this trial as the most straightforward approach to demonstrate effectiveness, safety, and improved adhesion of the modified Viaskin Peanut system. After receiving agreement from the FDA for its change in strategy, the protocol for the new Phase 3 pivotal study of the modified Viaskin Peanut (“mVP”) patch was completed at the end of February 2022 and was submitted to the FDA in April 2022.

The
C
ompany has been granted a Type C meeting by the FDA
, which is expected to be held
in the second quarter of 2022
,
to align on the new Phase
3
study protocol.
The Company has incurred operating losses and negative cash flows from operations since inception. As of the date of the filing, the Company’s available cash and cash equivalents are not projected to be sufficient to support its operating plan for at least the next 12 months. As such, there is substantial doubt regarding the Company’s ability to continue as a going concern.

Based on its current operations, as well as its plans and assumptions as revised pursuant to its change of strategy, announced in December 2021, the Company expects that its balance of cash and cash equivalents of $74.1 million as of March 31, 2022 will be sufficient to fund its operations into the first quarter of 2023.
The Company intends to seek additional capital as it prepares for the new pivotal study and launch of Viaskin Peanut, if approved, and continues other research and development efforts. The Company may seek to finance its future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive
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
These Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern
Accounting Pronouncements adopted in 2022
The Company
has
not adopt any new accounting pronouncements in 2022

to date.
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
Note 2: Significant Events and Transactions
Clinical programs
Viaskin Peanut for children ages 4-11 - United States Regulatory History and Current Status
In January 2021, the Company received written responses from the FDA to questions provided in the Type A meeting request the Company submitted in October 2020 following the CRL. The FDA agreed with its position that a modified Viaskin Peanut patch should not be considered as a new product entity provided the occlusion chamber of the current Viaskin Peanut patch and the peanut protein dose of 250
µg
(approximately 1/1000 of one peanut) remains unchanged and performs in the same way it has performed previously. In order to confirm the consistency of efficacy data between the existing and a modified patch, FDA requested an assessment comparing the uptake of allergen (peanut protein) between the patches in peanut allergic children ages
4-11.
The Company named that assessment EQUAL, which stands for Equivalence in Uptake of ALlergen. The FDA also recommended conducting a
6-month,
well-controlled safety and adhesion trial to assess a modified Viaskin Peanut patch in the intended patient population. The Company later named this study STAMP, which stands for Safety, Tolerability, and Adhesion of Modified Patches
Based on the January 2021 FDA feedback, the Company defined three parallel workstreams:
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
3. Demonstrate the equivalence in allergen uptake between the current and modified patches in the intended patient population via EQUAL. The complexity of EQUAL hinged on the lack of established clinical and regulatory criteria to characterize allergen uptake via an epicutaneous patch. To support those exchanges, the Company outlined its proposed approach to demonstrate allergen uptake equivalence between the two patches, and allotted time to generate informative data through two additional studies:

a.	PREQUAL, a Phase I study with adult healthy volunteers to optimize the allergen sample collection methodologies and validate the assays we intend to use in EQUAL

b.	‘EQUAL in adults’—a second Phase I study with adult healthy volunteers to compare the allergen uptake of cVP and Mvp;
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
In May 2021, the Company submitted its proposed STAMP protocol to the FDA, and in
October 2021, the Company received an Advice/Information Request letter from the FDA. In this letter, the FDA requested a stepwise approach to the modified Viaskin patch development program and provided partial feedback on the STAMP protocol. Specifically, the FDA requested that the Company conduct allergen uptake comparison studies (i.e., ‘EQUAL in Adults’, EQUAL), and submit the allergen uptake comparison data for FDA review and feedback prior to starting the STAMP study. The FDA’s explanation was that the results from the allergen uptake studies might affect the design of the STAMP study.
After careful review of the FDA’s information requests and consideration of all other options, in December 2021, the Company decided not to pursue the stepwise approach to the development plans for Viaskin Peanut as requested by the FDA in the October 2021 feedback. The Company estimated that the FDA’s newly proposed sequential approach would require at least five rounds of exchanges that necessitate FDA alignment prior to initiating STAMP, the
6-month
safety and adhesion study. The Company does not believe this approach to be in the best interest of patients due to the significant time delays associated with FDA review of a resource dependent
(non-PDUFA)
product. As such, in December 2021, the Company announced it plans to initiate a pivotal Phase
3
—placebo-controlled efficacy trial for a modified Viaskin Peanut patch (mVP) in children ages 4-11. The study will also include updates to the Instructions for Use (IFU). The Company considers this trial the most straightforward to demonstrate effectiveness, safety, and improved adhesion of the modified Viaskin Peanut system. The FDA has confirmed the Company’s change in strategy is agreeable via oral and written exchanges. The protocol for the new Phase 3 pivotal study of the modified Viaskin Peanut (“mVP”) patch was completed at the end of February 2022 and was submitted to the FDA in April 2022. The Company
has been granted a Type C meeting by the FDA in the second quarter of 2022 to align on the new Phase
3
study protocol.
Viaskin Peanut for children ages 4-11 - European Union Regulatory History and Current Status
In August 2021, the Company announced it has received from the EMA the Day 180 list of outstanding issues, which is an established part of the prescribed EMA review process. It is a letter that is meant to include any remaining questions or objections at that stage in the process. The EMA indicated many of their objections and major objections from the Day 120 list of questions had been answered. One major objection remained at Day 180. The Major Objection questioned the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study.
In December 2021, the Company announced it has withdrawn the Marketing Authorization Application for Viaskin Peanut and formally notified the EMA of our decision. The initial filing was supported by positive data from a single, placebo-controlled Phase 3 pivotal trial known as PEPITES
(V712-301).
The decision to withdraw was based on the view of EMA Committee for Medicinal Products for Human Use (CHMP) that the data available to date from a single pivotal study were not sufficient to preclude a Major Objection at Day 180 in the review cycle. The Company believes data from a second Viaskin Peanut pivotal study will support a more robust path for licensure of Viaskin Peanut in the EU. The Company intends to resubmit the MAA when that data set is available.
Viaskin Peanut for children ages
1-3
On June 26, 2020, the Company announced that in Part A, patients in both treatment arms showed consistent treatment effects after 12 months of therapy, as assessed by a double-blind placebo-controlled food challenge and biomarker results. Part A subjects were not included in Part B and the efficacy analyses from Part A were not statistically powered to demonstrate superiority of either dose versus placebo. These results validate the ongoing investigation of the 250 Pg dose in this age group, which is the dose being studied in Part B of the study. Enrollment for Part B of EPITOPE was completed in the first quarter of 2021 and top-line
results are expected by the end of the second quarter of 2022.

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
The Company has assessed the impact of the uncertainties created by the pandemic. As of March 31, 2022, those uncertainties were taken into account in the assumptions underlying the estimates and judgments used by the Company. The Company continues to update these estimates and assumptions as the situation evolves. The effects of the
COVID-19
pandemic are presented in the relevant line items of the condensed consolidated statement of financial position and the condensed consolidated statement of operations and comprehensive loss according to the function or nature of the income or expense.
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
promulgated thereunder. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s securities between February 14, 2018 and August 4, 2020 and also held the Company’s securities on December 20, 2018 and/or March 16, 2020 and/or August 4, 2020.
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
Note 3 Cash and Cash Equivalents
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	March 31,	December 31,
	2022	2021
Cash	29,145	31,427
Cash equivalents	44,963	45,874

Total cash and cash equivalents as reported in the statements of financial position	74,107	77,301

Bank overdrafts	—	—

Total net cash and cash equivalents as reported in the statements of cash flows	74,107	77,301

Cash equivalents are immediately convertible into cash at no or insignificant cost, on demand. They are measured using level 1 fair value measurements.

Note 4 Other Current Assets
Other current assets consisted of the following:

	March 31,	December 31,
	2022	2021
Research tax credit	8,430	28,092
Other tax claims	3,696	3,561
Prepaid expenses	3,386	4,149
Other receivables	817	1,283

Total	16,329	37,085

Research tax credit
In the fiscal year ended December 31, 2021, the Company recovered its Small and
Medium-sized
Enterprises, or SMEs, status under EU law, and became therefore eligible again for the immediate reimbursement of the Research Tax Credit.
During the three months period ended March 31, 2022, the Company received the reimbursement of the 2019 and 2020 fiscal year research tax credit.
The variance in Research Tax Credit is presented as follow:

Amount in thousands of US Dollars
Opening research tax credit receivable as of January 1, 2022	28,092
+ Operating revenue	1,569
- Payment received	(20,874)
- Adjustment and currency translation effect	(358)

Closing research tax credit receivable as of March 31, 2022	8,430

Of which - Non-current portion	—
Of which - Current portion	8,430
The other tax claims are primarily related to the VAT as well as the reimbursement of VAT that has been requested. Prepaid expenses are comprised primarily of rental and insurance expenses, as well as legal and scientific consulting fees. Prepaid expenses also include upfront payments which are recognized over the term of the ongoing clinical studies.

Note 5 Lease contracts
Future minimum lease payments under the Company’s operating leases’ right of use as of March 31, 2022 and December 31, 2021, are as follows:

	March 31, 2022			December 31, 2021
	Real estate	Other assets	Total	Real estate	Other assets	Total
Current portion	2,159	66	2,225	3,361	77	3,438
Year 2	1,803	18	1,821	3,124	23	3,147
Year 3	605	15	620	2,299	18	2,317
Year 4	—	—	—	771	1	773
Year 5	—	—	—	790	—	790
Thereafter	—	—	—	1,220	—	1,220

Total minimum lease payments	4,567	99	4,666	11,565	119	11,684
Less: Effects of discounting	(358)	(7)	(365)	(1,526)	(8)	(1,534)

Present value of operating lease	4,209	92	4,302	10,039	111	10,150
Less: current portion	(1,973)	(61)	(2,034)	(2,929)	(74)	(3,003)

Long-term operating lease	2,236	31	2,268	7,110	37	7,147

Weighted average remaining lease term (years)	2.21	1.87		4.14	2.01
Weighted average discount rate	3.51%	3.32%		4.84%	3.32%
The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis.
Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	March 31,
	2022	2021
Operating lease expense / (income)	(1,150)	847
In January 2022, the company entered into a termination agreement for its U.S. office in Summit, NJ, following the resizing of its facility use. The Company recognized an income of $1.2
million
as of March 31, 2022 due to the early termination of its Summit, NJ lease, offset by the payment of a one-time lump sum early termination fee of $1.5 million.
Supplemental cash flow information related to operating leases is as follows for the period March 31, 2022 and 2021:

	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	583	1,025
Note 6 Trade Payables and Other Current Liabilities
6.1 Trade Payables
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each fiscal period presented.

6.2 Other Current Liabilities
Other current liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Social security	3,995	6,708
Deferred income	3,794	4,146
Tax liabilities	137	182
Other debts	793	1,325

Total	8,719	12,361

The other current liabilities include short-term debt to employees including social welfare and tax agency obligations.
Deferred income primarily includes deferred income from the collaboration agreement with Nestlé Health Science, which amounted to $3.8 million as of March 31, 2022.
Note 7 Share-Based Payments
The Board of Directors has been authorized by the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options

(“SO”) and (Bons de Souscription d’Actions or “BSA”). During the three months ended March 31, 2022, the Company did not grant any stock options and restricted stock.
There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 1
3
to the consolidated financial statements included in the Annual Report.
Change in Number of BSA/SO/RSU:

	Number of outstanding
	BSA	SO	RSUs
Balance as of December 31, 2021	256,693	3,631,210	1,240,520
Granted during the period	—	—	—
Forfeited during the period	—	(159,403)	(56,113)
Exercised/released during the period	—	—	(775)
Expired during the period	—	—	—

Balance as of March 31, 2022	256,693	3,471,808	1,183,633

Reconciliation of the share-based payments expenses with the consolidated statements of operations

	Three months Ended March 31,
	2022		2021
Research and development	SO	(375)	(376)
	RSU	(208)	(251)

Sales and marketing	SO	5	(49)
	RSU	1	(22)

General and administrative	SO	(698)	(644)
	RSU	(87)	(91)

Total share-based compensation (expense)		(1,363)	(1,433)

Note 8 Contingencies
Current contingencies and
non-current
contingencies break down as follows:

	March 31,	December 31,
	2022	2021
Current contingencies	3,529	4,095
Non-current contingencies	5,758	6,758

Total contingencies	9,288	10,853

The table below shows movements in contingencies:

	Pension retirement obligations	Collaboration agreement - Loss at completion	Other contingencies	Total
At January 1, 2022	1,008	9,800	45	10,853
Increases in liabilities	—	—	—	—
Used liabilities	—	(1,286)	(45)	(1,331)
Reversals of unused liabilities	(9)	—	—	(9)
Net interest related to employee benefits, and unwinding of discount	—	—	—	—
Actuarial gains and losses on defined-benefit plans	(24)	—	—	(24)
Currency translation effect	(20)	(181)	—	(202)

At March 31, 2022	955	8,332	—	9,288

Of which Current	—	3,529	—	3,529
Of which Non-current	955	4,803	—	5,758
In 2021 and during the first three months of 2022, the Company updated its measurement of progress of the Phase 2 clinical trial (“PII”) conducted as part of the collaboration and license agreement with Nestlé and updated the cumulative income recognized. The Company has recorded an accrual in the amount of the excess between the Company’s current best estimates of costs yet to be incurred and incomes yet to be recognized for the completion of the PII.
There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 14 to the consolidated financial statements included in the Annual Report.
Note 9 Operating income
The operating income is broken down in the following manner:

	Three months Ended March 31,
	2022	2021
Research tax credit	1,569	1,807
Other operating income	976	1,133

Total	2,546	2,941

As of March 31, 2022, the Company recorded its collaboration contract’s income based on its updated measurement of progress of the Phase II clinical trial conducted as part of the collaboration and license agreement with Nestlé Health Science. The accrual recorded in the amount of the difference between the Company’s current best estimates of costs yet to be incurred and income yet
to be recognized for the completion of the Phase II clinical trial has been updated accordingly.
Note 10 Allocation of Personnel Expenses
The Company had an average of 88 employees during the three months ended March 31, 2022, in comparison with an average of 121 employees during the three months ended March 31, 2021.
Allocation of Personnel Expenses by Function:

	Three months Ended March 31,
	2022	2021
Research and Development expenses	3,075	4,718
Sales and Marketing expenses	245	518
General and Administrative expenses	2,595	3,766

Total personnel expenses	5,915	9,002

Allocation of Personnel Expenses by Nature:

	Three months Ended March 31,
	2022	2021
Wages and salaries	3,987	4,454
Social security contributions	251	1,332
Expenses for pension commitments	297	402
Employer contribution to bonus shares	16	1,381
Share-based payments	1,363	1,433

Total	5,915	9,002

The decrease in personnel expenses is mainly due to a decreased headcount following the implementation of a new organization.
Note 11 Commitments
There have been no significant changes in other commitments from those disclosed in Note 18 to the consolidated financial statements included in the Annual Report.
Note 12 Relationships with Related Parties
There were no new significant
related-party
transactions during the period nor any change in the nature of the transactions from those described in Note 19 to the consolidated financial statements included in the Annual Report.

Note 13 Loss Per Share
Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the three months ended March 31, 2022 and 2021, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive
as a result of the Company’s net loss.
The following is a summary of the ordinary share equivalents that were excluded from the calculation of diluted net loss per share for each of the three months ended March 31, 2022 and 2021 indicated in number of potential shares:

	Three months Ended March 31,
	2022	2021
Non-employee warrants	256,693	225,008
Employee warrants	—	75,000
Stock-options	3,471,808	2,670,710
Restricted stock units	1,183,633	1,129,945
Note 14 Events after the Close of the Period
The Company evaluated subsequent events that occurred after March 31, 2022, through the date the condensed consolidated financial statements were issued after their approval by the Board of Directors on April 29, 2022.
On March 28, 2022, the Company entered into a binding office lease agreement in New Jersey for a lease term of 3 years and 2 months. The lease commencement was based upon delivery of possession of the premises by the
l
andlord and occurred on April 1, 2022. Right of use and related lease debt will be recorded starting April 1, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Report and with our audited financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 9, 2022, or the Annual Report. This discussion and other parts of this Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause such differences are discussed in the section of this Report titled “Special Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in the Annual Report.
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
After careful review of the FDA’s information requests, in December 2021, we decided not to pursue the sequential approach to the development plans for Viaskin Peanut as requested by the FDA in the October 2021 feedback. We estimated that the FDA’s newly proposed sequential approach would require at least five rounds of exchanges that necessitate FDA alignment prior to initiating STAMP, the
6-month
safety and adhesion study. As such, in December 2021, we announced we plan to initiate a pivotal Phase 3 placebo-controlled efficacy trial for a modified Viaskin Peanut patch (mVP) in children in the intended patient population. The clinical trial will also include updates to the Instructions for Use (IFU). We consider this approach the most straightforward to potentially demonstrate effectiveness, safety, and improved in vivo adhesion of the modified Viaskin Peanut system. The FDA has confirmed (“mVP”) change in strategy is agreeable via oral and written exchanges. The protocol for the new Phase 3 pivotal study of the modified Viaskin Peanut (mVP) patch was completed at the end of February 2022 and was submitted to the FDA in April 2022. The Company has been granted a Type C meeting by the FDA , which is expected to be held in the second quarter of 2022, to align on the new Phase 3 study protocol.

Business trends and Results of Operations
The following table summarizes our results of operations, derived from our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars for the three months ended March 31, 2022 and 2021:

	Three months ended
	2022	2021
Operating income	$2,546	$2,941
Operating expenses
Research and development expenses	(12,223)	(22,164)
Sales and marketing expenses	(464)	(729)
General and administrative expenses	(6,630)	(9,683)

Total Operating expenses	(19,317)	(32,575)

Financial income	152	215

Income tax	(87)	(30)

Net loss	$(16,706)	$(29,449)

Basic/diluted Net loss per share attributable to shareholders	$(0.30)	$(0.54)
Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021
Operating Income
We generated operating income of $2.5 million during the three months ended March 31, 2022 compared to $2.9 million during the three months ended March 31, 2021, a decrease of 13.4%. This income was mainly generated from the French research tax credit (
crédit d’impôt recherche)
, or CIR, and by revenue recognized under our collaboration agreement with Nestlé Health Science.

	Three months Ended March 31		% change
	2022	2021
Sales	—	—
Other income	2,546	2,941	(13%)
Research tax credit	1,569	1,807	(13%)
Other operating (loss) income	976	1,133	(14%)

Total operating income	2,546	2,941	(13%)

The decrease in operating income is primarily attributable to the decrease of the CIR, as eligible expenses have declined in correlation with Research and Development costs.
As of March 31, 2022, we recorded our collaboration contract income based on our updated measurement of progress of the Phase II clinical trial conducted as part of the collaboration and license agreement with Nestlé Health Science. The accrual recorded in the amount of the difference between our current best estimates of costs yet to be incurred and income yet to be recognized for the completion of the Phase II clinical has been updated accordingly.

Operating Expense
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended March 31, 2022 and 2021
:

	Three months ended March 31,		$ change	% change
Research and Development expenses	2022	2021
External clinical-related expenses	7,350	12,878	(5,528)	(43%)
Employee-related costs	2,492	4,091	(1,599)	(39%)
Share-based payment expenses	583	627	(45)	(7%)
Depreciation, amortization and other costs	1,799	4,568	(2,769)	(61%)

Total Research and Development expenses	12,223	22,164	(9,941)	(45%)

Research and development expenses decreased by $9.9 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a decrease of $5.5 million in external clinical-related expenses as main component of the work on clinical studies such as REALISE and EPITOPE has been finalized during the year 2021. We have also continued to practice financial diligence and implemented further cost containment strategies.
Employee-related costs, excluding share-based payment expenses, decreased by $1.6 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to the workforce reduction following full implementation of the new organization.
The decrease in depreciation, amortization and other costs was primarily due to the reversal of loss at completion recorded on the Phase II clinical trial conducted as part of the Nestlé agreement.
Sales and Marketing expenses
The following table summarizes our sales and marketing expenses incurred during the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		$ change	% change
Sales & Marketing expenses	2022	2021
Employee-related costs	245	518	(273)	(53%)
External professional services	122	84	38	45%
Share-based payment expenses	(5)	71	(76)	(108%)
Depreciation, amortization and other costs	102	56	46	82%

Total Sales & Marketing expenses	464	729	(265)	(36%)

Sales and marketing expenses decreased by $0.3 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a decrease in employee-related costs, partially offset by depreciation and amortization costs.
Employee-related costs, excluding share-based payments expenses, decreased by $0.3 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 due to the workforce reduction following full implementation of the new organization.

General and Administrative expenses
The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		$ change	% change
General & Administrative expenses	2022	2021
External professional services	1,108	2,287	(1,179)	(52%)
Employee-related costs	1,810	3,031	(1,221)	(40%)
Share-based payment expenses	786	735	51	7%
Depreciation, amortization and other costs	2,927	3,630	(702)	(19%)

Total General & Administrative expenses	6,630	9,683	(3,052)	(32%)

General and administrative expenses decreased by $3.1 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a decrease in employee-related costs and external professional services as we continued to practice financial diligence and implemented further cost containment strategies.
Employee-related costs, excluding share-based payments expenses, decreased by $1.2 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 due to the workforce reduction following full implementation of the new organization.
Financial income
Our financial income was $0.2 million for the three months ended March 31, 2022 and 2021. This item mainly includes foreign exchange income.
Net loss
Net loss was $16.7 million for the three months ended March 31, 2022, compared to $29.4 million for the three months ended March 31, 2021. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.30 and $0.54 for three months ended March 31, 2022 and 2021, respectively.
Liquidity and Capital Resources
Financial Condition
On March 31, 2022, we had $74.1 million in cash and cash equivalents compared to $77.3 million of cash and cash equivalents on December 31, 2021. We have incurred operating losses and negative cash flows from operations since our inception. Net cash used for operating activities was $1.5 and $36.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we recorded a net loss of $16.7 million.
Based on our current operations, as well as our plans and assumptions as revised pursuant to our change of strategy announced in December 2021, we expect that our balance of cash and cash equivalents of $74.1 million as of March 31, 2022 will be sufficient to fund our operations into the first quarter of 2023. As of the date of the filing, our available cash is not projected to be sufficient to support our operating plan for at least the next 12 months. As such, there is substantial doubt regarding our ability to continue as a going concern.
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
Sources and Material Cash Requirements
Based on our current operations, as well as our plans and assumptions as revised pursuant to our change of strategy announced in December 2021, we expect that our balance of cash and cash equivalents of $74.1 million as of March 31, 2022 will be sufficient to fund our operations into the first quarter of 2023.

We fund short-term cash requirements primarily from payments associated with research tax credits (
Crédit d’Impôt Recherche
).
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
The following table presents our material cash requirements for future periods:

	Material Cash Requirements Due by the period Ended March 31,
	2023	2024-2025	2026-2027	Thereafter	Total
	(Amounts in thousands)
Conditional advances	333	—	—	—	333
Operating leases	2,034	2,268	—	—	4,302
Purchase obligations - Obligations Under the Terms of CRO Agreements	20,785	8,825	3,457	—	33,067

Total	23,152	11,094	3,457	—	37,703
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
Operating leases
Our corporate headquarters are located in Montrouge, France. Our principal offices occupy a 4,470 square meter facility, pursuant to a lease agreement dated March 3, 2015 and represents a $3.9 million cash requirement as of March 31, 2022 which expires March 8, 2024.
We also have facilities in North America that were initially intended to support our U.S. subsidiary as well as future commercialization needs. We lease 3,780 square feet of office space in Tower 49, New York, New York. This lease is for a period of 65 months and expires on February 25, 2023. In light of our global restructuring, the current stage of regulatory interactions regarding Viaskin Peanut, and the ongoing
COVID-19
pandemic, we entered into a sublease agreement of this office space in June 2021. The NYC office represents a $0.3 million cash requirement as of March 31, 2022 until the first quarter of 2023.
On March 28, 2022, the Company entered into a binding office lease agreement in New Jersey for a lease term of 3 years and 2 months. The lease commencement was based upon delivery of possession of the premises by the Landlord and occurred on April 1, 2022. Right of use and related lease debt will be recorded starting April 1, 2022.
Purchase obligations - Obligations Under the Terms of CRO Agreements
In connection with the launch of our clinical trials for Viaskin Peanut and Viaskin Milk, we signed agreements with several contract research organizations. Expenses associated with the ongoing trials amounted globally to $105.5 million. As of March 31, 2022, the amount we are still obligated to pay in connection with these contracts through 2024 is $33.1 million.

Cash flows
The table below summarizes our sources and uses of cash for the three months ended March 21, 2022 and 2021:

	Three months ended March 31,		% change
(Amounts in thousands of U.S. Dollars)	2022	2021
Net cash flow used in operating activities	(1,483)	(36,204)	(96%)
Net cash flow provided by (used in) investing activities	11	(185)	(106%)
Net cash flow (used in) provided by financing activities	(129)	440	(129%)
Effect of exchange rate changes on cash and cash equivalents	(1,594)	(7,944)	(80%)

Net (decrease) increase in cash and cash equivalents	(3,194)	(43,893)	(93%)

Operating	Activities
Our net cash flows used in operating activities were $1.4 million and $36.2 million during the three months ended March 31, 2022 and 2021, respectively. Our net cash flows used in operating activities decreased by $34.7 million, or 95.9%, mainly due to the budget discipline measures we took, in particular the decrease in personnel expenses, which was directly related to the workforce reduction we implemented as part of our global restructuring plan. Cash flows used in operating activities for the three months ended March 31, 2022 also included $20.9 million of reimbursement of the Research Tax Credit.
Based on our current assumptions, we expect that our current cash and cash equivalents will support our operations into the first quarter of 2023.
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
There have been no new policies or significant changes to our critical accounting policies as disclosed in the critical accounting policies described in the Annual Report. Our significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2022.
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
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation as of March 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule
13a-15(e)
and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules
13a-15(d)
or
15d-15(d)
of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in Part I, Item 1A. “ Risk Factors” of our Annual Report. There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2022, we did not grant any stock options and restricted stock units to employees in France and in the United States.
During the three months ended March 31, 2022, we issued an aggregate of 775 ordinary shares to a non-U.S. employee upon settlement of RSUs.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None

Item 6. Exhibits.
Exhibit Index

Exhibit	Description	Incorporated by Reference
		Schedule / Form	File Number	Exhibit	File Date

3.1	By-laws (statuts) of the registrant (English translation)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Amended

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, as amended

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

*
Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, (whether made before or after the date of the
Form 10-Q),
irrespective of any general incorporate language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DBV Technologies S.A.
(Registrant)

Date: May , 2022	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)

Date: May , 2022	By:	/s/ Sébastien Robitaille
Sébastien Robitaille
Chief Financial Officer
(Principal Financial and Accounting Officer)