Form 10-Q
period 2022-06-30
DBV Technologies S.A.
filed 2022-08-01
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

12b-2

of the Act).    ☐  Yes    ☒  No

As of August 1
st
, 2022, the registrant had 94,025,192

ordinary shares, nominal value €0.10 per share, outstanding including treasury shares.

Unless the context otherwise requires, we use the terms “DBV”, “DBV Technologies,” the “Company,” “we,” “us” and “our” in this Quarterly Report on
Form 10-Q,
or Quarterly Report, to refer to DBV Technologies S.A. and, where appropriate, its consolidated subsidiaries. “Viaskin
™
”, “EPIT
™
” and our other registered and common law trade names, trademarks and service marks are the property of DBV Technologies S.A. or our subsidiaries. All other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report may be referred to without the
®
 and
™
 symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.
This Quarterly Report contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC on March 9, 2022. Additional information is also included on our Current Report on Form
8-K,
filed with the SEC on June 13, 2022. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
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

Part I – Financial Information
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in thousands, except share and per share data)

		June 30,	December 31,
	Note	2022	2021
Assets
Current assets:
Cash and cash equivalents	3	$247,971	$77,301
Other current assets	4	11,981	37,085

Total current assets		259,953	114,386
Property, plant, and equipment, net		15,677	18,146
Right-of-use assets related to operating leases	5	3,146	7,336
Intangible assets		14	22
Other non-current assets		6,189	6,833

Total non-current assets		25,025	32,338

Total Assets		$284,978	$146,723

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	6	$16,341	$11,429
Short-term operating leases	5	1,968	3,003
Short-term financial debt		156	510
Current contingencies	9	3,189	4,095
Other current liabilities	6	8,778	12,361

Total current liabilities		30,431	31,397

Long-term operating leases	5	1,945	7,147
Non-current contingencies	9	6,421	6,758
Other non-current liabilities	6	1,764	2,147

Total non-current liabilities		10,130	16,052

Total Liabilities		$40,562	$47,449

Shareholders’ equity:
Ordinary shares, €0.10 par value; 94,022,679 and 55,095,762 shares authorized, and issued as at June 30, 2022 and December 31, 2021, respectively		$10,708	$6,538
Additional paid-in capital		456,447	358,115
Treasury stock, 106,287 and 153,631 ordinary shares as of June 30, 2022 and December 31, 2021, respectively, at cost		(953)	(1,232)
Accumulated deficit		(203,050)	(258,528)
Accumulated other comprehensive income		743	519
Accumulated currency translation effect		(19,480)	(6,137)

Total Shareholders’ equity	7	$244,416	$99,274

Total Liabilities and Shareholders’ equity		$284,978	$146,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2022	2021	2022	2021
Operating income	10	$1,529	$(1,488)	$4,074	$1,453
Operating expenses
Research and development expenses		(18,611)	(20,179)	(30,834)	(42,343)
Sales and marketing expenses		(1,037)	(1,198)	(1,500)	(1,927)
General and administrative expenses		(5,704)	(8,269)	(12,334)	(17,951)

Total Operating expenses		(25,352)	(29,646)	(44,669)	(62,221)

Loss from operations		(23,823)	(31,134)	(40,595)	(60,768)

Financial income		784	46	936	261

Loss before taxes		(23,039)	(31,088)	(39,659)	(60,507)

Income tax		—	434	(87)	404

Net loss		$(23,039)	$(30,654)	$(39,746)	$(60,103)

Foreign currency translation differences, net of taxes		(11,394)	2,788	(13,327)	(5,956)
Actuarial gains (losses) on employee benefits, net of taxes		200	48	224	(38)

Total comprehensive loss		$(34,234)	$(27,818)	$(52,849)	$(66,097)

Basic/diluted net loss per share attributable to shareholders	14	$(0.35)	$(0.56)	$(0.66)	$(1.09)
Weighted average shares outstanding used in computing per share amounts:		66,047,949	54,904,764	60,490,075	54,892,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

		Six Months Ended June 30,
	Notes	2022	2021
Net loss for the period		$(39,746)	$(60,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accrued contingencies		1,249	8,619
Retirement pension obligations		14	57
Expenses related to share-based payments	8	2,441	2,527
Other elements		(3)	(843)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables		—	2,175
Decrease (increase) in other current assets		23,436	(8,393)
(Decrease) increase in trade payables		5,894	(3,165)
(Decrease) increase in other current and non-current liabilities		(3,040)	(6,608)
Change in operating lease liabilities and right of use assets		(1,979)	(769)
Net cash flow used in operating activities		(11,733)	(66,503)

Cash flows used in investing activities:
Acquisitions of property, plant, and equipment, net from proceeds		(369)	(13)
Proceeds from property, plant, and equipment dispositions		3	—
Acquisitions of non-current financial assets		(279)	—
Proceeds from non-current financial assets		426	—

Net cash flows used in investing activities		(218)	(13)

Cash flows provided by financing activities:
Decrease in conditional advances		(328)	(345)
Treasury shares		279	638
Capital increases, net of transaction costs		195,270	794
Other cash flows related to financing activities		—	(17)

Net cash flows provided by financing activities		195,221	1,071

Effect of exchange rate changes on cash and cash equivalents		(12,600)	(5,423)

Net increase (decrease) in cash and cash equivalents		170,670	(70,868)

Net Cash and cash equivalents at the beginning of the period		77,301	196,352

Net cash and cash equivalents at the end of the period	3	$247,971	$125,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2021	54,929,187	$6,518	$1,152,042	$(1,169)	$(958,543)	$484	$6,158	$205,491
Net (loss)	—	—	—	—	(29,449)	—	—	(29,449)
Other comprehensive loss	—	—	—	—	—	(85)	(8,744)	(8,829)
Issuance of ordinary shares	7,500	1	42	—	—	—	—	42
Treasury shares	—	—	—	488	—	—	—	488
Share-based payments	—	—	1,433	—	—	—	—	1,433

Balance at March 31, 2021	54,936,687	$6,519	$1,153,516	$(681)	$(987,992)	$399	$(2,586)	$169,176
Net (loss)	—	—	—	—	(30,654)	—	—	(30,654)
Other comprehensive income	—	—	—	—	—	48	2,788	2,836
Issuance of ordinary shares	75,000	9	464	—	—	—	—	473
Insuance of warrants			279					279
Treasury shares	—	—		(185)	—	—	—	(185)
Share-based payments	—	—	1,094		—	—	—	1,094
Allocation of accumulated net losses	—	—	(797,823)	—	797,823	—	—	—

Balance at June 30, 2021	55,011,687	$6,529	$357,530	$(866)	$(220,823)	$446	$203	$143,019

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2022	55,095,762	$6,538	$358,115	$(1,232)	$(258,528)	$519	$(6,137)	$99,274
Net (loss)	—	—	—	—	(16,706)	—	—	(16,706)
Other comprehensive loss	—	—	—	—	—	24	(1,933)	(1,909)
Insuance of ordinary shares	775	1	—	—	—	—	—	1
Treasury shares	—	—	—	40	—	—	—	40
Share-based payments	—	—	1,363	—	—	—	—	1,363
Other changes	—	—	—	—	15		(15)	—

Balance at March 31, 2022	55,096,537	$6,539	$359,478	$(1,193)	$(275,219)	$543	$(8,086)	$82,062
Net (loss)	—	—	—	—	(23,039)	—	—	(23,039)
Other comprehensive loss	—	—	—	—	—	200	(11,394)	(11,194)
Issuance of ordinary shares	38,926,142	4,170	103,007	—	—	—	—	107,176
Issuance of warrants	—	—	88,094	—	—	—	—	88,094
Treasury shares	—	—	—	240	—	—	—	240
Share-based payments	—	—	1,078	—	—	—	—	1,078
Allocation of accumulated net losses	—	—	(95,209)	—	95,209	—	—	—

Balance at June 30, 2022	94,022,679	$10,708	$456,447	$(953)	$(203,050)	$743	$(19,480)	$244,416
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
Accounting Pronouncements adopted in 2022
The Company has not adopted any new accounting pronouncements in 2022 to date.
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

Note 2: Significant Events and Transactions
Clinical programs
Viaskin
TM
Peanut for children ages
4-11
in the United States
In January 2021, the Company received written responses from the FDA to questions provided in the Type A meeting request the Company submitted in October 2020 following the Complete Response Letter received in August 2020. The FDA agreed with its position that a modified Viaskin Peanut patch should not be considered as a new product entity provided the occlusion chamber of the current Viaskin Peanut patch and the peanut protein dose of 250 µg (approximately 1/1000 of one peanut) remains unchanged and performs in the same way it has performed previously. In order to confirm the consistency of efficacy data between the existing and a modified patch, FDA requested an assessment comparing the uptake of allergen (peanut protein) between the patches in peanut allergic children ages
4-11.
The Company named that assessment EQUAL, which stands for Equivalence in Uptake of ALlergen. The FDA also recommended conducting a
6-month,
well-controlled safety and adhesion trial to assess a modified Viaskin Peanut patch in the intended patient population. The Company later named this study STAMP, which stands for Safety, Tolerability, and Adhesion of Modified Patches
.
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
In March 2021, the Company commenced CHAMP (Comparison of adHesion Among Modified Patches), a trial in healthy adult volunteers to evaluate the adhesion of five modified Viaskin Peanut patches, to identify the one or two best-performing patches, which the Company completed in the second quarter of 2021. Based on the adhesion parameters studied, the Company selected the modified patch to advance to further clinical testing in the intended patient population. All modified Viaskin Peanut patches demonstrated better adhesion performance as compared to the then-current Viaskin Peanut patch, and the Company then selected two modified patches that performed best out of the five modified patches studied for further development. The Company then selected the circular patch for further development, which is larger in size relative to the current patch and circular in shape.
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
After careful review of the FDA’s information requests, in December 2021, the Company decided not to pursue the stepwise approach to the development plans for Viaskin Peanut as requested by the FDA in the October 2021 letter. The Company estimated that the FDA’s newly proposed stepwise approach would require at least five rounds of exchanges that necessitate FDA alignment prior to initiating STAMP, the
6-month
safety and adhesion study. As such, in December 2021, the Company announced its plan to initiate a pivotal Phase III placebo-controlled efficacy trial for a modified Viaskin Peanut patch (mVP) in children in the intended patient population. The clinical trial will also include updates to the Instructions for Use (IFU). The Company considers this approach the most straightforward to potentially demonstrate effectiveness, safety, and improved in vivo adhesion of the modified Viaskin Peanut system. The FDA confirmed the Company’s change in strategy is agreeable via oral and written exchanges.

The new Phase 3 pivotal study for modified Viaskin Peanut has been named VITESSE (Viaskin Peanut Immunotherapy Trial to Evaluate Safety, Simplicity and Efficacy), which means “speed” in French.
In May 2022, the Company announced that the FDA granted it a Type C meeting to align on the protocol and the study protocol was submitted to the FDA as part of the the Type C meeting briefing package.

DBV continues to engage in productive dialogue with the FDA on the key elements of the VITESSE protocol. As previously disclosed, the Company will communicate key elements of the VITESSE trial design and projected timelines once this process has concluded.
Viaskin Peanut for children ages

4-11—European

Union Regulatory History and Current Status
In August 2021, the Company announced its receipt from the EMA of the Day 180 list of outstanding issues, which is an established part of the prescribed EMA review process. It is a letter that is meant to include any remaining questions or objections at that stage in the process. The EMA indicated many of their objections and major objections from the Day 120 list of questions had been answered. One major objection remained at Day 180. The Major Objection questioned the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study.
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
Viaskin Peanut for children ages
1-3
In June 2020, the Company announced that in Part A, patients in both treatment arms showed consistent treatment effects after 12 months of therapy, as assessed by a double-blind placebo-controlled food challenge and biomarker results. Part A subjects were not included in Part B and the efficacy analyses from Part A were not statistically powered to demonstrate superiority of either dose versus placebo. These results validate the ongoing investigation of the 250 Pg dose in this age group, which is the dose being studied in Part B of the study. Enrollment for Part B of EPITOPE was completed in the first quarter of 2022.
In June 2022, the Company announced that its pivotal Phase III trial EPITOPE, assessing the safety and efficacy of Viaskin
™
Peanut 250 µg for the treatment of peanut-allergic toddlers ages 1 to 3 years, met its primary endpoint. Viaskin Peanut demonstrated a statistically significant treatment effect (p<0.001), with 67.0% of subjects in the Viaskin Peanut arm meeting the treatment responder criteria after 12 months, as compared to 33.5% of subjects in the placebo arm (difference in response rates = 33.4%, 95 % CI = 22.4% - 44.5%).
DBV intends to further analyze the data from EPITOPE and explore regulatory pathways for Viaskin Peanut in children ages 1 to 3 years, given the high unmet need and absence of approved treatments for this vulnerable population.
Financing
In May 2022, the Company announced that pursuant to the Company’s
At-The-Market
program established in May 2022 (the “ATM Program”), it had issued and completed sales of new ordinary shares (the “Ordinary Shares”) in form of American Depositary Shares (“ADSs”), for a total gross amount of $15.3 million. In this context, 6,036,238 new Ordinary Shares in form of ADS have been issued through a capital increase without preferential subscription rights of the shareholders reserved to specific categories of persons fulfilling certain characteristics (the “ATM Issuance”), at a unit subscription price of 1.27 dollar per ADS (i.e., a subscription price per Ordinary Share of 2.41 euro based on the USD/EUR exchange rate of 1.0531 dollar for 1 euro, as published by the European Central Bank on May 4, 2022) and each ADS giving the right to receive one-half
of one ordinary share of the Company).
In June 2022, the Company announced an aggregate $194 million private investment in public equity (PIPE) financing (corresponding to €181 million on the basis of an exchange rate of $1.0739 = €1.00 published by the European Central Bank on June 8, 2022) from the sale of 32,855,669 ordinary shares, as well as pre-funded
warrants to purchase up to 28,276,331 ordinary shares. The ordinary shares were sold to the purchasers at a price per ordinary share of €3.00 (corresponding to $3.22), and the pre-funded
warrants were sold to the purchasers at a
pre-funded
price of €2.90 (corresponding to $3.11) per
pre-funded
warrant, which equals the per share price for the ordinary shares less the remaining €0.10 exercise price for each such pre-funded
warrant. Gross proceeds from the PIPE financing total approximately $194 million (corresponding to €181 million), before deducting private placement expenses.
The ordinary shares, including the ordinary shares issuable upon exercise of the pre-funded warrants
from the PIPE financing, have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the ordinary shares, including the ordinary shares underlying the pre-funded warrants.

Following the financing operations carried out in the first half of 2022, the Company has cash and cash equivalent to support the Company’s operations several months beyond the projected completion of VITESSE, the planned Phase 3 clinical study of the modified Viaskin
™
Peanut patch in peanut allergic children ages 4 years and older.
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
The Company has assessed the impact of the uncertainties created by the pandemic. As of June 30, 2022, those uncertainties were taken into account in the assumptions underlying the estimates and judgments used by the Company. The Company continues to update these estimates and assumptions as the situation evolves. The effects of the
COVID-19
pandemic are presented in the relevant line items of the condensed consolidated statement of financial position and the condensed consolidated statement of operations according to the function or nature of the income or expense.

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
On July 29, 2022 the Court entered an order granting the Company’s Motion to Dismiss the Plaintiff’s Third Amended Complaint with prejudice. The Court indicated that the Third Amended Complaint was deficient in a number of ways, failing to allege a violation of the Securities Exchange Act of 1934, and ordered the matter closed. Per court procedural rules, the Plaintiffs have 30 days to appeal the dismissal of the Third Amended.
The Company believes that the allegations contained in the amended complaint are without merit and will continue to defend the case vigorously. The Company believes this complaint will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Note 3: Cash and Cash Equivalents
The following tables summarize the cash and cash equivalents as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Cash	226,674	31,427
Cash equivalents	21,298	45,874

Total cash and cash equivalents as reported in the statements of financial position	247,971	77,301

Cash equivalents are immediately convertible into cash at no or insignificant cost, on demand. They are measured using level 1 fair value measurements.

Note 4 Other Current Assets
Other current assets consisted of the following:

	June 30,	December 31,
	2022	2021
Research tax credit	2,908	28,092
Other tax claims	4,339	3,561
Prepaid expenses	3,773	4,149
Other receivables	961	1,283

Total	11,981	37,085

Research tax credit
In the fiscal year ended December 31, 2021, the Company recovered its Small and
Medium-sized
Enterprises, or SMEs, status under EU law, and became therefore eligible again for the immediate reimbursement of the Research Tax Credit.
During the six months period ended June 30, 2022, the Company received the reimbursement of the 2019, 2020 and 2021 fiscal year research tax credit.

The variance in Research Tax Credit is presented as follows:

Amount in thousands of US Dollars
Opening research tax credit receivable as of January 1, 2022	28,092
+ Operating revenue	3,060
- Payment received	(27,119)
- Adjustment and currency translation effect	(1,125)

Closing research tax credit receivable as of June 30, 2022	2,908

Of which - Non -current portion	—
Of which - Current portion	2,908
The other tax claims are primarily related to the VAT as well as the reimbursement of VAT that has been requested. Prepaid expenses are comprised primarily of insurance expenses, as well as legal and scientific consulting fees. Prepaid expenses also include upfront payments which are recognized over the term of the ongoing clinical studies.

Note 5 Lease contracts
Future minimum lease payments under the Company’s operating leases’ right of use as of June 30, 2022 and December 31, 2021, are as follows:

	June 30, 2022			December 31, 2021
	Real estate	Other assets	Total	Real estate	Other assets	Total
Current portion	2,104	50	2,154	3,361	77	3,438
Year 2	1,843	19	1,862	3,124	23	3,147
Year 3	284	11	295	2,299	18	2,317
Year 4	—	—	—	771	1	773
Year 5	—	—	—	790	—	790
Thereafter	—	—	—	1,220	—	1,220

Total minimum lease payments	4,231	80	4,311	11,565	119	11,684
Less: Effects of discounting	(363)	(6)	(370)	(1,526)	(8)	(1,534)

Present value of operating lease	3,868	73	3,941	10,039	111	10,150
Less: current portion	(1,922)	(46)	(1,968)	(2,929)	(74)	(3,003)

Long-term operating lease	1,946	27	1,973	7,110	37	7,147

Weighted average remaining lease term (years)	1.79	—		4.14	2.01
Weighted average discount rate	3.14%	1.29%		4.84%	3.32%
The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	June 30,
	2022	2021
Operating lease expense	950	1,698
Net termination impact	(1,657)	—

In January 2022, the company entered into a termination agreement for its U.S. office in Summit, NJ, following the resizing of its facility use. The Company recognized an income of $1.2 million as of June 30, 2022 due to the early termination of its Summit, NJ lease, offset by the payment of a one-time
lump sum early termination fee of $1.5 million.
On March 28, 2022, the Company entered into a binding office lease agreement in New Jersey for a lease term of 3 years and 2 months. The lease commencement was based upon delivery of possession of the premises by the Landlord and occurred on April 1, 2022. Right of use and related lease debt will be recorded starting April 1, 2022 for a gross amount of 0.4 million.

Supplemental cash flow information related to operating leases is as follows for the period June 30, 2022 and 2021:

	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	1,079	2,077

Note 6: Trade Payables and Other Current Liabilities
6.1 Trade Payables
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each fiscal period presented.
6.2 Other Liabilities
The following tables summarize the other liabilities as of June 30, 2022 and December 31, 2021:

	June 30,			December 31,
	2022			2021
	Other current liabilities	Other non-current liabilities	Total	Other current liabilities	Other non-current liabilities	Total
Employee related liabilities	4,135	77	4,212	6,708	247	6,954
Deferred income	3,012	1,687	4,700	4,146	1,900	6,046
Tax liabilities	400	—	400	182	—	182
Other debts	1,231	—	1,231	1,325	—	1,325

Total	8,778	1,764	10,542	12,361	2,147	14,508

The other current liabilities include short-term debt to employees including social welfare and tax agency obligations
.
Deferred income primarily includes deferred income from the collaboration agreement with Nestlé Health Science, which amounted to $4.7 million as of June 30, 2022.
Note 7: Shareholders’ equity
The share capital as of June 30, 2022 is set at the sum of €9,402,268 ($10,708,445 converted at historical rates). It is divided into 94,022,679 fully authorized, subscribed and paid-up
shares with a par value of €0.10.
Pursuant to the authorization granted by the General Meeting of the Shareholders held on May 12, 2022 (the “SH General Meeting”), the accumulated net losses of DBV Technologies S.A. after appropriation of the net result for the year ended December 31, 2021 have been allocated to additional paid-in
capital
.
Pursuant to the authorization granted by the SH General Meeting, the Board of Directors, at its meeting of June 9, 2022 (the “Board General Meeting”):

•
decided, within the framework of the Issuance the principle of a capital increase in cash with cancellation of preferential subscription rights, reserved for categories of persons meeting which set out the characteristics included in the 18 th
resolution of the Board General Meeting, through the issuance of Ordinary Shares and warrants to subscribe for Ordinary Shares, for a maximum amount of 6,113,200 New Ordinary Shares, corresponding to the maximum issue ceiling under the 22 nd
resolution of the Board General Meeting;

•	granted a number of authorizations for the purpose of carrying out the Issuance;

•	s u b-delegated its authority to the Chief Executive Officer for the purpose of implementing the financing.
The Chief Executive Officer, acting pursuant to the
sub-delegations
of authority granted by the Board of Directors of the Company on June 8, 2022, after receiving the favorable opinion of the Pricing Committee established by the Board of Directors, has, on June 9, 2022 :

•
decided, making use of the 18
th
resolution of the Board General Meeting, to proceed with a capital increase in cash with cancellation of preferential subscription rights reserved for categories of investors, in accordance with the Article L.
225-128
of French Commercial Code, an amount of € 3,285,566.90, through the issuance of (i)
32,855,669
New Ordinary Shares, to be

subscribed in cash at a unit price of €2.90 of share premium) and to be fully paid up at the time of subscription, i.e. a capital increase of a nominal amount of €3,285,566.90 together with a share premium of € 95,281,440.10, i.e. a gross amount of the capital increase of € 98,567,007, and (ii) 28,276,331 prefunded warrants to be subscribed in cash by paying up on the date of issue of € 82,001,359.90 corresponding to the prepayment of the subscription price of the new ordinary shares in the event of exercise of the prefunded warrants,

•
decided to set the maximum nominal amount of the capital increase resulting from the full exercise of the prefunded warrants at € 2,827,633.10, by issuing a maximum of 28,276,331 ordinary shares, with a value of € 0.10 to be subscribed in cash at the price of € 0.10 euro (without share premium), and to be fully paid up at the time of subscription, i.e. a capital increase of a maximum nominal amount of € 2,827,633.10 (and a share premium corresponding to the amount of the pre-financed
price released in advance at the time of the subscription of the prefunded warrants ), being specified that this amount does not take into account the nominal value of the ordinary shares to be issued in order to preserve the rights of the holders of securities giving access to the capital issued or to be issued, in accordance with the legal and regulatory provisions and the contractual stipulations providing for other cases of adjustment if necessary;

•
determined the list of beneficiaries (designated within each of the categories of persons defined in the 18 th
resolution of the Board General Meeting) and the number of New Ordinary Shares and warrants allocated to each of them under the conditions defined in the 18th resolution of the Board General Meeting beneficiaries under the conditions defined in section 5 of the offering circular relating to the Issu
e
.

The Company has assessed the
pre-funded
warrants for appropriate equity or liability classification. During this assessment, the Company determined the pre-funded
warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC 815.
The 2022 Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the 2022 Warrants do not provide any guarantee of value or return.
Accordingly, the
pre-funded
warrants are classified as equity and accounted for as a component of additional paid-in
capital at the time of issuance.
The changes in number of outstanding prefunded warrants

are
as follows:

Prefunded warrants
Balance as of December 31, 2021	—
Granted during the period	28,276,331
Forfeited during the period	—
Exercised/released during the period	—
Expired during the period	—

Balance as of June 30, 2022	28,276,331

Note 8: Share-Based Payments
The Board of Directors has been authorized by the SH General Meeting to grant restricted stock units (“RSU”), stock options plan (“SO”), employee warrants (
Bons de Souscription de Parts de Créateur d’Entreprise
or “BSPCE”) and
non-employee
warrants (
Bons de Souscription d’Actions
or “BSA”).
During the six months ended June 30, 2022, the Company granted 19,000 stock options and 3,200 restricted stock units to employees. There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 13 to the consolidated financial statements included in the Annual Report.

1
4

Stock option fair value assumptions during the six months ended June 30, 2022

Weighted average share price at grant date in €	2.42
Weighted average expected volatility	92.4%
Weighted average risk-free interest rate	0.86%
Weighted average expected term (in years)	6
Dividend yield	—
Weighted average fair value of stock options in €	1.81
Change in Number of BSA/SO/RSU:

	Number of outstanding
	BSA	SO	RSUs

Balance as of December 31, 2021	256,693	3,631,210	1,240,520
Granted during the period	—	19,000	3,200
Forfeited during the period	—	(205,728)	(66,588)
Exercised/released during the period	—	(2,125)	(31,910)
Expired during the period	—	—	—

Balance as of June 30, 2022	256,693	3,442,358	1,145,223

Share-based payments expenses reflected in the condensed consolidated statements of o
p
erations is as follow
s
:

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Research & development	SO	(290)	(302)	(665)	(678)
	RSU	(185)	115	(393)	(136)
Sales & marketing	SO	(38)	(63)	(33)	(112)
	RSU	(17)	(26)	(16)	(48)
General & administrative	SO	(478)	(709)	(1,176)	(1,353)
	RSU	(70)	(110)	(157)	(201)

Total share-based compensation (expens e )		(1,078)	(1,094)	(2,441)	(2,527)

Note 9: Contingencies
The following tables summarize the contingencies as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Current contingencies	3,189	4,095
Non-current contingencies	6,421	6,758

Total contingencies	9,610	10,853

The changes in contingencies are as follows:

	Pension retirement obligations	Collaboration agreement - Loss at completion	Other contingencies	Total

At January 1, 2022	1,008	9,800	45	10,853
Increases in liabilities	14	—	—	14
Used liabilities	—	(108)	(44)	(152)
Reversals of unused liabilities	—	—	—	—
Net interest related to employee benefits, and unwinding of discount	—	—	—	—
Actuarial gains and losses on defined-benefit plans	(224)	—	—	(224)
Currency translation effect	(73)	(807)	(2)	(882)

At June 30, 2022	725	8,885	—	9,610

Of which Current	—	3,189	—	3,189
Of which Non-current	725	5,696	—	6,421
In 2021 and during the first six months of 2022, the Company updated its measurement of progress of the Phase 2 clinical trial (“PII”) conducted as part of the collaboration and license agreement with Nestlé and updated the cumulative income recognized. The Company has recorded an accrual in the amount of the excess between the Company’s current best estimates of costs yet to be incurred and incomes yet to be recognized for the completion of the PII.
There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 14 to the consolidated financial statements included in the Annual Report.
Note 10: Operating income
The following table summarizes the operating income during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research tax credit	1,491	1,870	3,060	3,677
Other operating income	37	(3,358)	1,014	(2,225)

Total	1,529	(1,488)	4,074	1,453

As of June 30, 2022, the Company recorded its collaboration agreement’s revenue based on its updated measurement of progress of the Phase II clinical trial conducted as part of the agreement. The accrual recorded in the amount of the difference between the Company’s current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase II clinical trial has been updated accordingly.
Note 11: Allocation of Personnel Expenses
The Company had an average of 87 employees during the six months ended June 30, 2022, in comparison with an average of 111 employees during the six months ended June 30, 2021.

1
6

The following table summarizes the allocation of personnel expenses by function during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and Development expenses	3,097	3,393	6,172	8,111
Sales and Marketing expenses	344	518	589	1,036
General and Administrative expenses	2,767	2,999	5,362	6,765

Total personnel expenses	6,208	6,910	12,123	15,912

The following table summarizes the allocation of personnel expenses by nature during the three six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Wages and salaries	3,509	4,382	7,497	8,836
Social security contributions	1,256	1,064	1,507	2,396
Expenses for pension commitments	211	293	509	695
Employer contribution to bonus shares	154	77	170	1,458
Share-based payments	1,078	1,094	2,441	2,527

Total	6,208	6,910	12,123	15,912

The decrease in personnel expenses is mainly due to a decrease in headcount following the full implementation of the new organization.
Note 12: Commitments
There have been no significant changes in other commitments from those disclosed in Note 18 to the consolidated financial statements included in the Annual Report.
Note 13: Relationships with Related Parties
The Company’s related parties consist exclusively of the members of the Board of Directors and the members of the Executive Committee. As of June 30, 2022, the total amount of remuneration granted to the members of the Board of Directors and Executive Committee has not changed significantly since December 31, 2021.
There were no new significant related-party transactions during the period nor any change in the nature of the transactions from those described in Note 19 to the consolidated financial statements included in the Annual Report.
Note 14: Loss Per Share
Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the three and six month periods ended June 30, 2022 and 2021, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive as a result of the Company’s net loss.

1
7

The following is a summary of the ordinary share equivalents that were excluded from the calculation of diluted net loss per share for each of the three and six months ended June 30, 2022 and 2021 indicated in number of potential shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Non-employee warrants	256,693	256,693	256,693	256,693
Stock options	3,442,358	2,594,410	3,442,358	2,594,410
Restricted stock units	1,145,223	1,092,445	1,145,223	1,092,445
Prefunded warrants	28,276,331	—	28,276,331	—
Note 15: Events after the Close of the Period
As previously disclosed, a class action complaint was filed in January 2019 in the U.S. District Court, District of New Jersey, alleging that the Company and certain current and former executive officers violated certain U.S. federal securities laws. Plaintiffs filed a Third Amended Complaint on September 30, 2021. On July 29, 2022 the Court entered an order granting the Company’s Motion to Dismiss the Plaintiff’s Third Amended Complaint with prejudice. The Court indicated that the Third Amended Complaint was deficient in a number of ways, failing to allege a violation of the Securities Exchange Act of 1934, and ordered the matter closed. Per court procedural rules, the Plaintiffs have 30 days to appeal the dismissal of the Third Amended Complaint. The Company believes that the allegations contained in the complaint are without merit and will continue to defend the case vigorously. The Company evaluated no other subsequent events that occurred after June 30, 2022, through the date the condensed consolidated financial statements were issued after their approval by the Board of Directors on July 29, 2022 and determined that there are no significant events that require adjustments or disclosure in such condensed consolidated financial statements.

1
8

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
Overview
We are a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin. Our therapeutic approach is based on epicutaneous immunotherapy, or EPIT
TM
, our proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin. We have generated significant data demonstrating that Viaskin’s mechanism of action is novel and differentiated, as it targets specific antigen-presenting immune cells in the skin, called Langerhans cells, that capture the antigen and migrate to the lymph node in order to activate the immune system without passage of the antigen into the bloodstream, minimizing systemic exposure in the body. We are advancing this unique technology to treat patients, including infants and children, suffering from food allergies, for whom safety is paramount, since the introduction of the offending allergen into their bloodstream can cause severe or life-threatening allergic reactions, such as anaphylactic shock. We believe Viaskin may offer convenient, self-administered, non-invasive
immunotherapy to patients. Our most advanced clinical program is Viaskin Peanut.
Viaskin
TM
Peanut for children ages
4-11
in the United States
In January 2021, the Company received written responses from the FDA to questions provided in the Type A meeting request the Company submitted in October 2020 following the Complete Response Letter received in August 2020. The FDA agreed with its position that a modified Viaskin Peanut patch should not be considered as a new product entity provided the occlusion chamber of the current Viaskin Peanut patch and the peanut protein dose of 250 µg (approximately 1/1000 of one peanut) remains unchanged and performs in the same way it has performed previously. In order to confirm the consistency of efficacy data between the existing and a modified patch, FDA requested an assessment comparing the uptake of allergen (peanut protein) between the patches in peanut allergic children ages
4-11.
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

4.	Identify a modified Viaskin patch (which the Company calls mVP).

5.
Generate the
6-month
safety and adhesion clinical data FDA requested via STAMP, which the Company expected to be the longest component of the mVP clinical plan. The Company prioritized the STAMP protocol submission so the Company could begin the study as soon as possible.

6.
Demonstrate the equivalence in allergen uptake between the current and modified patches in the intended patient population via EQUAL. The complexity of EQUAL hinged on the lack of established clinical and regulatory criteria to characterize allergen uptake via an epicutaneous patch. To support those exchanges, the Company outlined its proposed approach to demonstrate allergen uptake equivalence between the two patches, and allotted time to generate informative data through two additional studies:

c.	PREQUAL, a Phase I study with adult healthy volunteers to optimize the allergen sample collection methodologies and validate the assays we intend to use in EQUAL

d.	‘EQUAL in adults’—a second Phase I study with adult healthy volunteers to compare the allergen uptake of cVP and Mvp;
In March 2021, the Company commenced CHAMP (Comparison of adHesion Among Modified Patches), a trial in healthy adult volunteers to evaluate the adhesion of five modified Viaskin Peanut patches, to identify the one or two best-performing patches, which the Company completed in the second quarter of 2021. Based on the adhesion parameters studied, the Company selected the modified patch to advance to further clinical testing in the intended patient population. All modified Viaskin Peanut patches demonstrated better adhesion performance as compared to the then-current Viaskin Peanut patch, and the Company then selected two modified patches that performed best out of the five modified patches studied for further development. The Company then selected the circular patch for further development, which is larger in size relative to the current patch and circular in shape.

1
9

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
After careful review of the FDA’s information requests, in December 2021, the Company decided not to pursue the stepwise approach to the development plans for Viaskin Peanut as requested by the FDA in the October 2021 letter. The Company estimated that the FDA’s newly proposed stepwise approach would require at least five rounds of exchanges that necessitate FDA alignment prior to initiating STAMP, the

6-month

safety and adhesion study. As such, in December 2021, the Company announced its plan to initiate a pivotal Phase III placebo-controlled efficacy trial for a modified Viaskin Peanut patch (mVP) in children in the intended patient population. The clinical trial will also include updates to the Instructions for Use (IFU). The Company considers this approach the most straightforward to potentially demonstrate effectiveness, safety, and improved in vivo adhesion of the modified Viaskin Peanut system. The FDA confirmed the Company’s change in strategy is agreeable via oral and written exchanges.
The new Phase 3 pivotal study for modified Viaskin Peanut has been named VITESSE (Viaskin Peanut Immunotherapy Trial to Evaluate Safety, Simplicity and Efficacy), which means “speed” in French.
In May 2022, the Company announced that the FDA granted it a Type C meeting to align on the protocol and the study protocol was submitted to the FDA as part of the the Type C meeting briefing package.

DBV continues to engage in productive dialogue with the FDA on the key elements of the VITESSE protocol. As previously disclosed, the Company will communicate key elements of the VITESSE trial design and projected timelines once this process has concluded.
Viaskin Peanut for children ages

4-11

- European Union Regulatory History and Current Status
In August 2021, the Company announced its receipt from the EMA of the Day 180 list of outstanding issues, which is an established part of the prescribed EMA review process. It is a letter that is meant to include any remaining questions or objections at that stage in the process. The EMA indicated many of their objections and major objections from the Day 120 list of questions had been answered. One major objection remained at Day 180. The Major Objection questioned the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study.
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
Viaskin Peanut for children ages

1-3
In June 2020, the Company announced that in Part A, patients in both treatment arms showed consistent treatment effects after 12 months of therapy, as assessed by a double-blind placebo-controlled food challenge and biomarker results. Part A subjects were not included in Part B and the efficacy analyses from Part A were not statistically powered to demonstrate superiority of either dose versus placebo. These results validate the ongoing investigation of the 250 Pg dose in this age group, which is the dose being studied in Part B of the study. Enrollment for Part B of EPITOPE was completed in the first quarter of 2022.
In June 2022, The Company announced that its pivotal Phase III trial EPITOPE, assessing the safety and efficacy of Viaskin
™

Peanut 250 µg for the treatment of peanut-allergic toddlers ages 1 to 3 years, met its primary endpoint. Viaskin Peanut demonstrated a statistically significant treatment effect (p<0.001), with 67.0% of subjects in the Viaskin Peanut arm meeting the treatment responder criteria after 12 months, as compared to 33.5% of subjects in the placebo arm (difference in response rates = 33;4%, 95 % CI = 22.4% - 44.5%).
DBV intends to further analyze the data from EPITOPE and explore regulatory pathways for Viaskin Peanut in children ages 1 to 3 years, given the high unmet need and absence of approved treatments for this vulnerable population.

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
Business trends and Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations, derived from our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars, for the three months ended June 30, 2022 and 2021.

	Three months ended June 30,
	2022	2021	$ change		% change
Operating income	$1,529	$(1,488)	3,016		(203)%
Operating expenses
Research and development expenses	(18,611)	(20,179)	1,568		(8)%
Sales and marketing expenses	(1,037)	(1,198)	162		(13)%
General and administrative expenses	(5,704)	(8,269)	2,564		(31)%

Total Operating expenses	(25,352)	(29,646)	4,309		(15)%

Financial income	784	46	737	*

Income tax	—	434	(434)		(100)%

Net loss	$(23,039)	$(30,654)	7,629		(25)%

Basic/diluted Net loss per share attributable to shareholders	$(0.35)	$(0.56)

*	Percentage not meaningful
Operating Income
The following table summarizes our operating income during the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021	$ change	% change
Sales	—	—	—	—
Other income	1,529	(1,488)	3,016	(203)%
Research tax credit	1,491	1,870	(379)	(20)%
Other operating income	37	(3,358)	3,396	(101)%

Total operating income	1,529	(1,488)	3,016	(203)%

Our operating income is primarily generated from the French research tax credit (
Cr
é
dit
d
’
Iimp
ô
t
Recherche
, or “CIR”), and by the revenue recognized under our collaboration agreement with Nestlé Health Science. We generated operating income of $1.5 million during the three months ended June 30, 2022 compared to $(1.5) million during the three months ended June 30, 2021. The increase in operating income is primarily attributable to the revenue recognized under the Nestlé’s collaboration agreement, as we updated the measurement of progress of the Phase II clinical trial conducted as part of the agreement. During the three months ended June 30, 2021 negative revenue was recognized under the Nestlé’s collaboration agreement due to delays in new patient enrollment.The decrease in research tax credit is attributable to the decline of eligible expenses in connection with Research and Development costs.
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
Research and Development expenses	2022	2021	$ change	% change
External clinical-related expenses	11,664	9,808	1,856	19%
Employee-related costs	2,622	3,206	(584)	(18)%
Share-based payment expenses	475	187	289	155%
Depreciation, amortization and other costs	3,850	6,978	(3,128)	(45)%

Total Research and Development expenses	18,611	20,179	(1,568)	(8)%

Research and Development expenses decreased by $1.6 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to an increase in external clinical-related expenses following the launch of work on VITESSE protocol. We have also continued to practice financial discipline and implemented further cost containment strategies.
Employee-related costs, excluding share-based payment expenses, decreased by $0.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to the workforce reduction following full implementation of the new organization.
The decrease in depreciation, amortization and other costs was primarily due to the loss at completion recorded on the Phase II clinical trial conducted as part of the Nestlé agreement.

Sales and Marketing expenses
The following table summarizes our sales and marketing expenses incurred during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
Sales and Marketing expenses	2022	2021	$ change	% change
External professional services	399	307	92	30%
Employee-related costs	289	430	(140)	(33)%
Share-based payment expenses	55	89	(34)	(38)%
Depreciation, amortization and other costs	294	373	(79)	(21)%

Total Sales and Marketing expenses	1,037	1,198	(162)	(13)%

Sales and marketing expenses amounted to $1 million for the three months ended June 30, 2022, compared to $1.2 million for the three months ended June 30, 2021.
Employee-related costs, excluding share-based payments expenses, decreased by $0.1 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021 due to the workforce reduction following full implementation of the new organization.
General and Administrative expenses
The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
General and Administrative expenses	2022	2021	$ change	% change
External professional services	1,771	1,922	(151)	(8)%
Employee-related costs	2,220	2,180	40	2%
Share-based payment expenses	548	819	(271)	(33)%
Depreciation, amortization and other costs	1,166	3,348	(2,182)	(65)%

Total General and Administrative expenses	5,704	8,269	(2,564)	(31)%

General and Administrative expenses decreased by $2.6 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021 primarily due to a decrease in depreciation, amortization and other costs as we continued to practice financial discipline and implemented further cost containment strategies.
Financial income (expense)
Our financial income was approximately $784,000 for the three months ended June 30, 2022, compared to a financial income of $46,000 for the three months ended June 30, 2021. This item mainly includes foreign exchange income and expenses.
Income tax
Our income tax profit was nil for the three months ended June 30, 2022, compared to $0.1 million for the three months ended June 30, 2021. This profit mainly resulted from U.S. tax refunds.
Net loss
Net loss was $23 million for the three months ended June 30, 2022, compared to $30.7 million for the three months ended June 30, 2021. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.35 and $0.56 for the three months ended June 30, 2022 and 2021, respectively.

Business trends and Results of Operations
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations, derived from our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars, for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
	2022	2021	$ change	% change
Operating income	$4,074	$1,453	2,621	180%
Operating expenses
Research and development expenses	(30,834)	(42,343)	11,509	(27)%
Sales and marketing expenses	(1,500)	(1,927)	427	(22)%
General and administrative expenses	(12,334)	(17,951)	5,617	(31)%

Total Operating expenses	(44,669)	(62,221)	17,552	(28)%

Financial income (expense)	936	261	675	258%

Income tax	(87)	404	(491)	(122)%

Net loss	$(39,746)	$(60,103)	20,357	(34)%

Basic/diluted Net loss per share attributable to shareholders	$(0.66)	$(1.09)

Operating Income
The following table summarizes our operating income during the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021	$ change	% change
Sales	—	—
Other income	4,074	1,453	2,621	180%
Research tax credit	3,060	3,677	(617)	(17)%
Other operating income	1,014	(2,225)	3,238	(146)%

Total operating income	4,074	1,453	2,621	180%

Our operating income was primarily generated from the French research tax credit (
Crédit d’Impôt Recherche
or “CIR”) and from revenue recognized under our collaboration agreement with Nestlé Health Science. We generated operating income of $4.1 million during the six months ended June 30, 2022, compared to $1.5 million during the six months ended June 30, 2021.
The increase in operating income is primarily attributable to the revenue recognized under the Nestlé’s collaboration agreement, as we updated the measurement of progress of the Phase II clinical trial conducted as part of the agreement. During the six months ended June 30, 2021 negative revenue was recognized under the Nestlé’s collaboration agreement due to delays in new patient enrollment.The decrease in research tax credit is attributable to the decline in eligible expenses in connection with Research and Development costs.
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
Research and Development expenses	2022	2021	$ change	% change
External clinical-related expenses	19,014	22,686	(3,672)	(16)%
Employee-related costs	5,114	7,297	(2,183)	(30)%
Share-based payment expenses	1,058	814	244	30%
Depreciation, amortization and other costs	5,648	11,546	(5,898)	(51)%

Total Research and Development expenses	30,834	42,343	(11,509)	(27)%

Research and Development expenses decreased by $11.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a decrease in external clinical-related expenses as main component of the work on clinical studies such as REALISE and EPITOPE has been finalized during the year 2021. We have also continued to practice financial discipline and implemented further cost containment strategies.
Employee-related costs, excluding share-based payments expenses, decreased by $2.2 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021 due to the workforce reduction following full implementation of the new organization.
Sales and Marketing expenses
The following table summarizes our sales and marketing expenses incurred during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
Sales and Marketing expenses	2022	2021	$ change	% change
External professional services	521	391	130	33%
Employee-related costs	539	877	(338)	(39)%
Share-based payment expenses	49	159	(110)	(69)%
Depreciation, amortization and other costs	391	500	(109)	(22)%

Total Sales and Marketing expenses	1,500	1,927	(427)	(22)%

Sales and marketing expenses decreased by $0.4 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a decrease in employee-related costs.
Employee-related costs, excluding share-based payments expenses, decreased by $0.4 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021 due to the workforce reduction following full implementation of the new organization.
General and Administrative expenses
The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
General and Administrative expenses	2022	2021	$ change	% change
External professional services	2,879	4,210	(1,330)	(32)%
Employee-related costs	4,029	5,211	(1,181)	(23)%
Share-based payment expenses	1,333	1,554	(221)	(14)%
Depreciation, amortization and other costs	4,093	6,977	(2,884)	(41)%

Total General and Administrative expenses	12,334	17,951	(5,617)	(31)%

General and Administrative expenses decreased by $5.7 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a decrease of depreciation, amortization and other costs.
The decrease in employee-related costs, excluding share-based payment expenses, is directly related to the workforce reduction following full implementation of the new organization
.
Financial income (expense)
Our financial income was $0.9 million for the six months ended June 30, 2022, compared to a financial income of $0.3 million for the six months ended June 30, 2021. This item mainly includes foreign exchange income (expense).
Income tax
Our income tax expense was $ 87,000 for the six months ended June 30, 2022. This income tax profit mainly resulted from US tax refunds.

Net loss
Net loss was $39.7 million for the six months ended June 30, 2022, compared to $60.1 million for the six months ended June 30, 2021. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.51 and $1.09 for the six months ended June 30, 2022 and 2021, respectively.
Liquidity and Capital Resources
Financial Condition
On June 30, 2022, we had $248 million in cash and cash equivalents compared to $77.3 million of cash and cash equivalents on December 31, 2021. We have incurred operating losses and negative cash flows from operations since our inception. Net cash used for operating activities was $12.3 and $66.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we recorded a net loss of $23 million.Our net cash flows provided by financing activities increased to $195.2 million during the six months ended June 30, 2022 from $1.1 million during the six months ended June 30, 2021. Financing activities consisted mainly of our underwritten global offering in the second quarter of 2022.
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
Sources of Liquidity and Material Cash Requirements
We have incurred net losses each year since our inception. Substantially all of our net losses resulted from costs incurred in connection with our development programs and from general and administrative expenses associated with our operations. We have not incurred any bank debt.
As of the date of the filing, our available cash is projected to be sufficient to support our operating plan for at least the next 12 months.
In May 2022, the Company announced that pursuant to the Company’s ATM program, it had issued and completed sales of new Ordinary Shares in the form of ADSs, for a total gross amount of $15.3 million.
In June 2022, the Company announced an aggregate $194 million PIPE financing (corresponding to €181 million on the basis of an exchange rate of $1.0739 = €1.00 published by the European Central Bank on June 8, 2022) from the sale of 32,855,669 Ordinary Shares, as well as pre-funded
warrants to purchase up to 28,276,331 Ordinary Shares.
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

The following table presents our material cash requirements for future periods:

	Material Cash Requirements Due by the period Ended June 30,
	2023	2024	2025	Thereafter	Total

	(Amounts in thousands)
Conditional advances	156	—	—	—	156
Operating leases	2,154	1,862	295	—	4,312
Purchase obligations - Obligations Under the Terms of CRO Agreements	17,057	6,721	4,969	—	30,586

Total	19,367	8,583	5,264	—	35,054
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
Conditional advances
In 2014, BpiFrance Financement granted an interest-free Innovation loan to DBV Technologies to help finance the pharmaceutical development of Viaskin
™
Milk. This amount was received in a single disbursement on November 27, 2014. In 2020, due to the
COVID-19
pandemic, Bpifrance postponed the repayments for a
6-month
period. Repayment will end during the third quarter of 2022.
Operating leases
Our corporate headquarters are located in Montrouge, France. Our principal offices occupy a 4,470 square meter facility, pursuant to a lease agreement dated March 3, 2015 and represents a $3.5 million cash requirement as of June 30, 2022 which expires March 8, 2024.
We also have facilities in North America that were initially intended to support our U.S. subsidiary as well as future commercialization needs. We lease 3,780 square feet of office space in Tower 49, New York, New York. This lease is for a period of 65 months and expires on February 25, 2023. In light of our global restructuring, the current stage of regulatory interactions regarding Viaskin Peanut, and the ongoing
COVID-19
pandemic, we entered into a sublease agreement of this office space in June 2021. The NYC office represents a $0.3 million cash requirement as of June 30, 2022 until the first quarter of 2023.
On March 28, 2022, the Company entered into a binding office lease agreement in New Jersey for a lease term of 3 years and 2 months. The lease commencement was based upon delivery of possession of the premises by the Landlord and occurred on April 1, 2022. The principal offices occupy a 5,799 square meter facility, and represents a $0.4 million cash requirement as of June 30, 2022 which expires May 1, 2025.
Purchase obligations - Obligations Under the Terms of CRO Agreements
In connection with the launch of our clinical trials for Viaskin Peanut and Viaskin Milk, we signed agreements with several contract research organizations. Expenses associated with the ongoing trials amounted globally to $105.5 million. As of June 30, 2022, the amount we are still obligated to pay in connection with these contracts through 2024 is $30.6 million.

Summary Statement of Cash Flows
The table below summarizes our sources and uses of cash for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
(Amounts in thousands of U.S. Dollars)	2022	2021	$ change	% of change
Net cash flow used in operating activities	(11,733)	(66,503)	54,770	(82)%
Net cash flow used in investing activities	(218)	(13)	(206)	1595%
Net cash flow provided by financing activities	195,222	1,071	194,151	*
Effect of exchange rate changes on cash and cash equivalents	(12,600)	(5,423)	(7,177)	132%

Net (decrease) increase in cash and cash equivalents	170,670	(70,868)	241,538	(341)%

*	Percentage not meaningful
Operating Activities
Our net cash flows used in operating activities were $11.7 million and $66.5 million during the six months ended June 30, 2022 and 2021, respectively. Our net cash flows used in operating activities increased by $54.8 million, or 82%, mainly due to cost containment measures and to the workforce reduction following full implementation of the new organization
.

Cash flows used in operating activities for the six months ended June 30, 2021 included restructuring costs paid for $6.3 million.
Investing Activities
Our net cash flows used in investing activities was approximately $218,000 and $13,000 during the six months ended June 30, 2022 and 2021, respectively.
Financing Activities
Our net cash flows provided by financing activities increased to $195.2 million during the six months ended June 30, 2022 from $1.1 million during the six months ended June 30, 2021. Financing activities consisted mainly of our underwritten global offering in the second quarter of 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in the Annual Report.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on its evaluation as of June 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer,
concluded that our disclosure controls and procedures (as defined in Rule
13a-15(e)
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes in our risk factors from those disclosed in the Annual Report.
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
In June 2022, we completed a $194 million PIPE financing from the sale of (i) 32,855,669 Ordinary Shares, nominal value €0.10 per share at a price per Ordinary Share of €3.00 (corresponding to $3.22 on the basis of an exchange rate of $1.0739 = €1.00 published by the European Central Bank on June 8, 2022), and
(ii) pre-funded
warrants to purchase an aggregate of 28,276,331 Ordinary Shares (the “Warrant Shares”) at a
pre-funded
price per
pre-funded
warrant of €2.90 (corresponding to $3.11), which equals the per share price of the Ordinary Shares less the exercise price of €0.10 per pre-funded
warrant. Each
pre-funded
warrant has an exercise price of €0.10 per Warrant Share. We entered into a registration rights agreement with the investors pursuant to which we agreed to file a registration statement with the SEC registering the resale of the 32,855,669 Ordinary shares and the 28,276,331 Ordinary shares underlying the pre-funded
warrants issued in the PIPE. Upon the effectiveness of this registration statement and subject to certain beneficial ownership limitations contained in the pre-funded
warrants, these shares will be freely tradable, without restriction, in the public market. In addition, the exercise of some or all of the pre-funded
warrants will increase the number of our outstanding ordinary shares, which may dilute the ownership percentage or voting power of our shareholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2022, we issued the following unregistered securities:

•	On March 23, 2022, the issuance of an aggregate of 775 ordinary shares to a non-U.S. employee upon settlement of RSUs;

•	On May 19, 2022, the issuance of an aggregate of 5,000 ordinary shares to a non-U.S. employee upon settlement of RSUs;

•	On May 24, 2022, the issuance of an aggregate of 26,135 ordinary shares to a non-U.S. employee upon settlement of RSUs;

•
Pursuant to the authorization granted by the General Meeting of the Shareholders held on May 12, 2022, the Company offered the opportunity to subscribe for warrants to purchase ordinary shares on May 12, 2022, and on June 9, 2022, the Chief Executive Officer authorized a capital increase for an amount of €3,285,566.90 through the issue of (i) 32,855,669 New Shares with a per value of €0.10 each and (ii) the issuance of 28,276,331 prefunded warrants, with cancellation of shareholders’ preferential subscription rights in favor of Braidwell LP, funds advised by Baker Bros. Advisors LP and BpiFrance Participations SA, existing shareholders of the Company and Venrock Healthcare Capital Partners.

•
On June 8, 2022, we entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which we agreed to issue and sell to the investors i) 32,855,669 ordinary shares, nominal value €0.10 per share, at a price per ordinary share of €3.00 (corresponding to $3.22 on the basis of an exchange rate of $1.0739 = €1.00 published by the European Central Bank on June 8, 2022), and (ii) pre-funded warrants
to purchase an aggregate of 28,276,331 ordinary shares (the “Warrant Shares”) at a pre-funded price
per pre-funded warrant
of €2.90 (corresponding to $3.11), which equals the per share price of the ordinary shares less the exercise price of €0.10 per Pre-Funded Warrant.
Each Pre-Funded Warrant
has an exercise price of €0.10 per Warrant Share.
The Pre-Funded Warrants
are exercisable at any time after their original issuance and will expire ten years following their issuance. The exercise price and number of shares of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances, including stock splits, stock dividends, reclassifications and the like. The pre-funded
warrants issued in the PIPE provide that the holder of the
pre-funded
warrants will not have the right to exercise any portion of its pre-funded
warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of ordinary shares outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”). The holder may increase or decrease the Beneficial Ownership Limitation, provided, however, that the holder may only increase the Beneficial Ownership Limitation by (i) obtaining authorization from the French Ministry of Economy in the event the Beneficial Ownership Limitation is being raised above 9.99%, and (ii) by providing 61 days’ notice to the Company, except that in no event will the Beneficial Ownership Limitation exceed 19.99%. The securities issued by us pursuant to the securities purchase agreement and to be issued upon exercise of the warrants were not registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

•
On June 10, 2022, the issuance of 3,100 ordinary shares to a
non-U.S.
employee upon exercise of 3,100 SO at an exercise price of 4.16 euros per SO, for aggregate proceeds to the Company of 12,896 euros.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits.
Exhibit Index

Exhibit	Description	Incorporated by Reference
		Schedule/ Form	File Number	Exhibit	File Date
1.1	Sales Agreement, dated as of May 2, 2022, by and between DBV Technologies S.A. and Jefferies LLC	Form 8-K	001-36697	1.1	May 2, 2022
3.1	Amended and Restated By-laws (statuts) of the registrant (English translation)
4.1	Terms and Conditions of the Pre-Funded Warrant	Form 8-K	001-36697	Annex II of the Securities Purchase Agreement filed as Exhibit 10.1	June 13, 2022
10.1	Registration Rights Agreement, dated June 8, 2022, by and between DBV Technologies S.A. and the investor parties thereto	Form 8-K	001-36697	10.2	June 13, 2022
10.2	Securities Purchase Agreement, dated June 8, 2022, by and between DBV Technologies S.A. and the investor parties thereto	Form 8-K	001-36697	10.1	June 13, 2022
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Amended
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, as amended
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

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

DBV Technologies S.A.
(Registrant)

Date: August 1, 2022	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2022	By:	/s/ Sébastien Robitaille
Sébastien Robitaille
Chief Financial Officer
(Principal Financial and Accounting Officer)