Form 10-Q
period 2022-09-30
DBV Technologies S.A.
filed 2022-11-03
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-36697

DBV TECHNOLOGIES S.A.
(Exact name of registrant as specified in its charter)

France	Not applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

177-181 avenue Pierre Brossolette Montrouge France	92120
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code +33 1 55 42 78 78

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one-half of one ordinary share, nominal value €0.10 per share	DBVT	The Nasdaq Stock Market LLC
Ordinary shares, nominal value €0.10 per share *	n/a	The Nasdaq Stock Market LLC

*	Not for trading, but only in connection with the registration of the American Depositary Shares.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐    No
☒
As of November 3, 2022, the registrant

had
94,025,441
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

Part I - Financial Information
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in thousands, except share and per share data)

		September 30,	December 31,
	Note	2022	2021
Assets
Current assets:
Cash and cash equivalents	3	$212,670	$77,301
Other current assets	4	13,025	37,085

Total current assets		225,695	114,386
Property, plant, and equipment, net		14,429	18,146
Right-of-use assets related to operating leases	5	2,614	7,336
Intangible assets		11	22
Other non-current assets		5,368	6,833

Total non-current assets		22,422	32,338

Total Assets		$248,117	$146,723

Liabilities and shareholders' equity
Current liabilities:
Trade payables	6	$15,369	$11,429
Short-term operating leases	5	1,381	3,003
Short-term financial debt		—	510
Current contingencies	9	3,026	4,095
Other current liabilities	6	8,615	12,361

Total current liabilities		28,391	31,397

Long-term operating leases	5	1,423	7,147
Non-current contingencies	9	5,272	6,758
Other non-current liabilities	6	979	2,147

Total non-current liabilities		7,674	16,052

Total Liabilities		$36,065	$47,449

Shareholders’ equity:
Ordinary shares, €0.10 par value; 94,025,441 and 55,095,762 shares authorized, and issued as at September 30, 2022 and December 31, 2021, respectively		$10,709	$6,538
Additional paid-in capital		456,884	358,115
Treasury stock, 137,101 and 153,631 ordinary shares as of September 30, 2022 and December 31, 2021, respectively, at cost		(1,083)	(1,232)
Accumulated deficit		(220,337)	(258,528)
Accumulated other comprehensive income		783	519
Accumulated currency translation effect		(34,904)	(6,137)

Total Shareholders’ equity	7	$212,052	$99,274

Total Liabilities and Shareholders’ equity		$248,117	$146,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except share and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2022	2021	2022	2021
Operating income	10	$2,074	$1,323	$6,148	$2,776

Operating expenses
Research and development expenses		(15,096)	(16,320)	(45,930)	(58,663)
Sales and marketing expenses		(159)	(1,072)	(1,659)	(2,999)
General and administrative expenses		(4,839)	(8,299)	(17,173)	(26,250)

Total Operating expenses		(20,094)	(25,691)	(64,762)	(87,912)

Loss from operations		(18,020)	(24,368)	(58,614)	(85,137)

Financial income		732	336	1,668	597

Loss before taxes		(17,287)	(24,033)	(56,946)	(84,540)

Income tax (expense)		—	—	(87)	404

Net loss		$(17,287)	$(24,033)	$(57,033)	$(84,136)

Foreign currency translation differences, net of taxes		(15,425)	(3,728)	(28,752)	(9,684)
Actuarial gains (losses) on employee benefits, net of taxes		41	28	264	(10)

Total comprehensive loss		$(32,672)	$(27,733)	$(85,520)	$(93,830)

Basic/diluted net loss per share attributable to shareholders	14	$(0.18)	$(0.44)	$(0.79)	$(1.53)

Weighted average shares outstanding used in computing per sha re amounts:		93,905,050	54,947,354	71,779,572	54,911,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

		Nine Months Ended September 30,
	Notes	2022	2021
Net loss for the period		$(57,033)	$(84,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accrued contingencies		1,140	9,705
Retirement pension obligations		58	127
Expenses related to share-based payments	8	3,416	4,078
Other elements		(3)	1,214
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables		—	2,174
Decrease (increase) in other current assets		20,900	(9,036)
(Decrease) increase in trade payables		5,699	(7,135)
(Decrease) increase in other current and non-current liabilities		(3,405)	(5,497)
Change in operating lease liabilities and right of use assets		(2,554)	(946)
Net cash flow used in operating activities		(31,781)	(89,452)

Cash flows used in investing activities:
Acquisitions of property, plant, and equipment		(742)	—
Proceeds from property, plant, and equipment dispositions		3	46
Acquisition of intangible assets		—	(8)
Acquisitions of non-current financial assets		(149)	—
Proceeds from non-current financial assets		822	3

Net cash flows used in investing activities		(66)	41

Cash flows provided by financing activities:
Decrease in conditional advances		(479)	(518)
Treasury shares		149	(359)
Capital increases, net of transaction costs		194,732	794
Other cash flows related to financing activities		—	(21)

Net cash flows provided by financing activities		194,403	(103)

Effect of exchange rate changes on cash and cash equivalents		(27,186)	(8,643)

Net increase (decrease) in cash and cash equivalents		135,369	(98,157)

Net Cash and cash equivalents at the beginning of the period		77,301	196,352

Net cash and cash equivalents at the end of the period	3	$212,670	$98,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in thousands, except share and per share
data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2021	54,929,187	$6,518	$1,152,042	$(1,169)	$(958,543)	$484	$6,158	$205,491
Net (loss)	—	—	—	—	(29,449)	—	—	(29,449)
Other comprehensive loss	—	—	—	—	—	(85)	(8,744)	(8,829)
Issuance of ordinary shares	7,500	1	42	—	—	—	—	42
Treasury shares	—	—	—	488	—	—	—	488
Share-based payments	—	—	1,433	—	—	—	—	1,433

Balance at March 31, 2021	54,936,687	$6,519	$1,153,516	$(681)	$(987,992)	$399	$(2,586)	$169,176
Net (loss)	—	—	—	—	(30,654)	—	—	(30,654)
Other comprehensive income	—	—	—	—	—	48	2,788	2,836
Issuance of ordinary shares	75,000	9	464	—	—	—	—	473
Issuance of warrants			279					279
Treasury shares	—	—		(185)	—	—	—	(185)
Share-based payments	—	—	1,094		—	—	—	1,094
Allocation of accumulated net losses	—	—	(797,823)	—	797,823	—	—	—

Balance at June 30, 2021	55,011,687	$6,529	$357,530	$(866)	$(220,823)	$446	$203	$143,019

Net (loss)	—	—	—	—	(24,033)	—	—	(24,033)
Other comprehensive income	—	—	—	—	—	28	(3,728)	(3,701)
Treasury shares	—	—		56	—	—	—	56
Share-based payments	—	—	1,551		—	—	—	1,551

Balance at September 30, 2021	55,011,687	$6,529	$359,081	$(810)	$(244,856)	$474	$(3,526)	$116,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited) (continued)
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2022	55,095,762	$6,538	$358,115	$(1,232)	$(258,528)	$519	$(6,137)	$99,274
Net (loss)	—	—	—	—	(16,706)	—	—	(16,706)
Other comprehensive loss	—	—	—	—	—	24	(1,933)	(1,909)
Issuance of ordinary shares	775	1	—	—	—	—	—	1
Treasury shares	—	—	—	40	—	—	—	40
Share-based payments	—	—	1,363	—	—	—	—	1,363
Other changes	—	—	—	—	15		(15)	—

Balance at March 31, 2022	55,096,537	$6,539	$359,478	$(1,193)	$(275,219)	$543	$(8,086)	$82,062
Net (loss)	—	—	—	—	(23,039)	—	—	(23,039)
Other comprehensive loss	—	—	—	—	—	200	(11,394)	(11,194)
Issuance of ordinary shares	38,926,142	4,170	103,007	—	—	—	—	107,176
Issuance of warrants	—	—	88,094	—	—	—	—	88,094
Treasury shares	—	—	—	240	—	—	—	240
Share-based payments	—	—	1,078	—	—	—	—	1,078
Allocation of accumulated net losses	—	—	(95,209)	—	95,209	—	—	—

Balance at June 30, 2022	94,022,679	$10,708	$456,447	$(953)	$(203,050)	$743	$(19,480)	$244,416

Net (loss)	—	—	—	—	(17,287)	—	—	(17,287)
Other comprehensive loss	—	—	—	—	—	41	(15,425)	(15,384)
Issuance of ordinary shares	2 762	1	(540)	—	—	—	—	(539)
Treasury shares	—	—	—	(130)	—	—	—	(130)
Share-based payments	—	—	976	—	—	—	—	976

Balance at September 30, 2022	94 025 441	$10,709	$456,884	$(1,083)	$(220,337)	$783	$(34,904)	$212,052

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
The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2022 (the “Annual Report”). The condensed consolidated statement of financial position as of December 31, 2021 was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The Company’s critical accounting policies are detailed in the Annual Report. The Company’s critical accounting policies have not changed materially since December 31, 2021.
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
On an on-going basis, management evaluates its estimates, primarily those related to: (1) evaluation of costs and measure of progress of the development activities conducted as part of the collaboration agreement with Nestlé Health Science, (2) research tax credits, (3) assumptions used in the valuation of right of use assets - operating lease, (4) impairment of right-of-use assets related to leases and property, plant and equipment, (5) recoverability of the Company's net deferred tax assets and related valuation allowance, (6) assumptions used in the valuation model to determine the fair value and vesting conditions of share-based compensation plan, and (7) estimate of contingencies.
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
Based on the January 2021 FDA feedback, the Company defined three parallel workstreams:

1.	Identify a modified Viaskin patch (“mVP”).

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

3.
Demonstrate the equivalence in allergen uptake between the current and modified patches in the intended patient population via EQUAL. The complexity of EQUAL hinged on the lack of established clinical and regulatory criteria to characterize allergen uptake via an epicutaneous patch. To support those exchanges, the Company outlined its proposed approach to demonstrate allergen uptake equivalence between the two patches, and allotted time to generate informative data through two additional studies:

a.	PREQUAL, a Phase I study with adult healthy volunteers to optimize the allergen sample collection methodologies and validate the assays the Company intends to use in EQUAL

b.	‘EQUAL in adults’—a second Phase I study with adult healthy volunteers to compare the allergen uptake of cVP and mVP;
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
In May 2022, the Company announced that the FDA granted it a Type C meeting to align on the protocol and the study protocol was submitted to the FDA as part of Type C meeting briefing package.
On September 9, 2022, the Company announced the initiation of the Phase 3 study, using the modified Viaskin™ Peanut Patch, in peanut-allergic children ages 4 to 7 years.
On September 21, 2022, the Company announced it received feedback from the U.S. FDA in the form of a partial clinical hold on its VITESSE Phase 3 clinical study. In the partial clinical hold letter, the FDA specifies changes to elements of the VITESSE protocol with the intent for the trial to support a future BLA submission. The modifications noted within the FDA’s communication address design elements, including the statistical analysis of adhesion, minimum daily wear time and technical alignments in methods of categorizing data, to meet study objectives as well as the total number of trial participants on active treatment. The Company has not yet begun the screening or recruitment of subjects in the VITESSE study. The partial clinical hold is specific to VITESSE and does not impact any other ongoing its clinical studies. The Company expects to provide additional updates following consultation with the FDA.
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
In December 2021, the Company announced it had withdrawn the Marketing Authorization Application for Viaskin Peanut and formally notified the EMA of our decision. The initial filing was supported by positive data from a single, placebo-controlled Phase 3 pivotal trial known as PEPITES (V712-301). The decision to withdraw was based on the view of EMA Committee for Medicinal Products for Human Use (CHMP) that the data available to date from a single pivotal study were not sufficient to preclude a Major Objection at Day 180 in the review cycle. The Company believes data from a second Viaskin Peanut pivotal study will support a more robust path for licensure of Viaskin Peanut in the EU. The Company intends to resubmit the MAA when that data set is available.
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
In June 2022, the Company announced that its pivotal Phase III trial EPITOPE, assessing the safety and efficacy of Viaskin™ Peanut 250 µg for the treatment of peanut-allergic toddlers ages 1 to 3 years, met its primary endpoint. Viaskin Peanut demonstrated a statistically significant treatment effect (p<0.001), with 67.0% of subjects in the Viaskin Peanut arm meeting the treatment responder criteria after 12 months, as compared to 33.5% of subjects in the placebo arm (difference in response rates = 33.4%, 95 % CI = 22.4% - 44.5%).
The Company intends to further analyze the data from EPITOPE and explore regulatory pathways for Viaskin Peanut in children ages 1 to 3 years, given the high unmet need and absence of approved treatments for this vulnerable population.
Financing

In May 2022, the Company announced that pursuant to the Company’s
At-The-Market
program established in May 2022 (the “ATM Program”), it had issued and completed sales of new ordinary shares (the “Ordinary Shares”) in form of American Depositary Shares (“ADSs”), for a total gross amount of $15.3 million. In this context, 6,036,238 new Ordinary Shares in form of ADS have been issued through a capital increase without preferential subscription rights of the shareholders reserved to specific categories of persons fulfilling certain characteristics (the “ATM Issuance”), at a unit subscription price of 1.27 dollar per ADS (i.e., a subscription price per Ordinary Share of 2.41 euro based on the USD/EUR exchange rate of 1.0531 dollar for 1 euro, as published by the European Central Bank on May 4, 2022) and each ADS giving the right to receive one-half
of one ordinary share of the Company.
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
The ordinary shares, including the ordinary shares issuable upon exercise of the pre-funded warrants from the PIPE financing, have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements. In connection with the PIPE financing, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company filed has a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of 59,269,629 ordinary shares issued in the PIPE financing, including ordinary shares underlying the pre-funded warrants.
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
The Company has assessed the impact of the uncertainties created by the pandemic. As of September 30, 2022, those uncertainties were taken into account in the assumptions underlying the estimates and judgments used by the Company. The Company continues to update these estimates and assumptions as the situation evolves. The effects of the COVID-19 pandemic are presented in the relevant line items of the condensed consolidated statement of financial position and the condensed consolidated statement of operations according to the function or nature of the income or expense, and Comprehensive Loss.
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
On July 29, 2022 the Court entered an order granting the Company’s Motion to Dismiss the Plaintiff’s Third Amended Complaint with prejudice. The Court indicated that the Third Amended Complaint was deficient in a number of ways, failing to allege a violation of the Securities Exchange Act of 1934, and ordered the matter closed. Per court procedural rules, the Plaintiffs have 30 days to appeal the dismissal of the Third Amended Complaint. The Plaintiffs failed to file an appeal of the dismissal of the Third Amended Complaint within the 30-day period and this matter is resolved with finality.

Note 3: Cash and Cash Equivalents
The following tables summarize the cash and cash equivalents as of September 30, 2022 and December 31,
2021:

	September 30,	December 31,
	2022	2021
Cash	167,916	31,427
Cash equivalents	44,754	45,874

Total cash and cash equivalents as reported in the statements of financial position	212,670	77,301

Cash equivalents are immediately convertible into cash at no or insignificant cost, on demand. They are measured using level 1 fair value measurements.
Note 4 Other Current Assets
Other current assets consisted of the following:

	September 30,	December 31,
	2022	2021
Research tax credit	4,094	28,092
Other tax claims	3,636	3,561
Prepaid expenses	4,107	4,149
Other receivables	1,188	1,283

Total	13,025	37,085

Research tax credit
In the fiscal year ended December 31, 2021, the Company recovered its Small and
Medium-sized
Enterprises, or SMEs, status under EU law, and became therefore eligible again for the immediate reimbursement of the Research Tax Credit.
During the nine months period ended September 30, 2022, the Company received the reimbursement of the 2019, 2020 and 2021 fiscal year research tax credit.
The variance in Research Tax Credit is presented as
follows:

Amount in thousands of US Dollars
Opening research tax credit receivable as of January 1, 2022	28,092
+ Operating revenue	4,467
- Payment received	(26,386)
- Adjustment and currency translation effect	(2,079)

Closing research tax credit receivable as of September 30, 2022	4,094

Of which - Non-current portion	—
Of which - Current portion	4,094

1
3

The other tax claims are primarily related to the VAT as well as the reimbursement of VAT that has been requested. Prepaid expenses are comprised primarily of insurance expenses, as well as legal and scientific consulting fees. Prepaid expenses also include upfront payments which are recognized over the term of the ongoing clinical studies.
Note 5 Lease contracts
Future minimum lease payments under the Company's operating leases’ right of use as of September 30, 2022 and December 31, 2021, are as follows:

	September 30, 2022			December 31, 2021
	Real estate	Other assets	Total	Real estate	Other assets	Total
Current portion	1,504	34	1,538	3,361	77	3,438
Year 2	1,874	18	1,891	3,124	23	3,147
Year 3	103	6	109	2,299	18	2,317
Year 4	—	—	—	771	1	773
Year 5	—	—	—	790	—	790
Thereafter	—	—	—	1,220	—	1,220

Total minimum lease payments	3,481	58	3,538	11,565	119	11,684
Less: Effects of discounting	(729)	(5)	(734)	(1,526)	(8)	(1,534)

Present value of operating lease	2,752	52	2,804	10,039	111	10,150
Less: current portion	(1,350)	(31)	(1,381)	(2,929)	(74)	(3,003)

Long-term operating lease	1,402	22	1,423	7,110	37	7,147

Weighted average remaining lease term (years)	1.80	—		4.14	2.01
Weighted average discount rate	3.50%	0.9%		4.84%	3.32%
The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the condensed consolidated statement of operations and comprehensive loss was:

	September 30,
	2022	2021
Operating lease expense	1,373	2,480
Net termination impact	(1,657)	—
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
The lease commencement was based upon delivery of possession of the premises by the Landlord and occurred on April 1, 2022. Right of use and related lease debt have been recorded starting April 1, 2022 for a gross amount of
$
0.4 million.

1
4

Supplemental cash flow information related to operating leases is as follows for the period September 30, 2022 and
2021:

	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	1,533	2,845
Note 6: Trade Payables and Other Current Liabilities
6.1 Trade Payables
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each fiscal period presented.
6.2 Other Liabilities
The following tables summarize the other liabilities as of September 30, 2022 and December 31,
2021:

	September 30,			December 31,
	2022			2021
	Other current liabilities	Other non- current liabilities	Total	Other current liabilities	Other non- current liabilities	Total
Employee related liabilities	4,666	54	4,719	6,708	247	6,954
Deferred income	2,911	926	3,836	4,146	1,900	6,046
Tax liabilities	405	—	405	182	—	182
Other debts	634	—	634	1,325	—	1,325

Total	8,615	979	9,594	12,361	2,147	14,508

The other current liabilities include short-term debt to employees including social welfare and tax agency obligations.
Deferred income primarily includes deferred income from the collaboration agreement with Nestlé Health Science, which amounted to $3.8 million as of September 30, 2022.
Note 7: Shareholders’ equity
The share capital as of September 30, 2022 is set at the sum of €9,402,544 ($10,708,725 converted at historical rates). It is divided into 94,025,441 fully authorized, subscribed and paid-up
shares with a par value of €0.10.
Pursuant to the authorization granted by the General Meeting of the Shareholders held on May 12, 2022 (the “SH General Meeting”), the accumulated net losses of DBV Technologies S.A. after appropriation of the net result for the year ended December 31, 2021 have been allocated to additional paid-in
capital.
Pursuant to the authorization granted by the SH General Meeting, the Board of Directors, at its meeting of June 9, 2022 (the “Board General

Meeting”):

•
decided, within the framework of the PIPE financing the principle of a capital increase in cash with cancellation of preferential subscription rights, reserved for categories of persons meeting which set out the characteristics included in the 18 th
resolution of the Board General Meeting, through the issuance of Ordinary Shares and warrants to subscribe for Ordinary Shares, for a maximum amount of 6,113,200 New Ordinary Shares, corresponding to the maximum issue ceiling under the 22 nd
resolution of the Board General Meeting;

1
5

•	granted a number of authorizations for the purpose of carrying out the i ssuance;

•	sub-delegated its authority to the Chief Executive Officer for the purpose of implementing the financing.
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

•
determined the list of beneficiaries (designated within each of the categories of persons defined in the 18 th
resolution of the Board General Meeting) and the number of New Ordinary Shares and warrants allocated to each of them under the conditions defined in the 18th resolution of the Board General Meeting beneficiaries under the conditions defined in section 5 of the offering circular relating to the PIPE financing.

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
capital at the time of issuance.
The changes in number of outstanding prefunded warrants are as follows:

Prefunded warrants
Balance as of December 31, 2021	—
Granted during the period	28,276,331
Forfeited during the period	—
Exercised/released during the period	—
Expired during the period	—

Balance as of September 30, 2022	28,276,331

1
6

Note 8: Share-Based Payments
The Board of Directors has been authorized by the SH General Meeting to grant restricted stock units (“RSU”), stock options plan (“SO”) and non-employee
warrants (
Bons de Souscription d’Actions
or “BSA”).
During the nine months ended September 30, 2022, the Company granted 154,500 stock options and 69,900 restricted stock units to employees. There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 13 to the consolidated financial statements included in the Annual Report.

Stock option fair value assumptions during the nine months ended September 30, 2022
Weighted average share price at grant date in €	4.3
Weighted average expected volatility	93.6%
Weighted average risk-free interest rate	0.89%
Weighted average expected term (in years)	6
Dividend yield	—
Weighted average fair value of stock options in €	3.3
Change in Number of BSA/SO/RSU:

	Number of outstanding
	BSA	SO	RSUs
Balance as of December 31, 2021	256,693	3,631,210	1,240,520
Granted during the period	—	154,500	69,900
Forfeited during the period	—	(238,715)	(92,326)
Exercised/released during the period	—	(5,613)	(32,159)
Expired during the period	(5,000)	—	—

Balance as of September 30, 2022	251,693	3,541,383	1,185,936

Share-based payments exp
e
nses reflected in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022		2021	2022	2021
Research & development	SO	(337)	(273)	(1,002)	(952)
	RSU	(201)	(660)	(594)	(795)
Sales & marketing	SO	30	(60)	(3)	(172)
	RSU	20	(27)	4	(75)
General & administrative	SO	(423)	(439)	(1,599)	(1,791)
	RSU	(66)	(92)	(223)	(293)

Total share-based compensation (expense)		(976)	(1,551)	(3,416)	(4,078)

1
7

Note 9: Contingencies
The following tables summarize the contingencies as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Current contingencies	3,026	4,095
Non-current contingencies	5,272	6,758

Total contingencies	8,298	10,853

The changes in contingencies are as follows:

	Pension retirement obligations	Collaboration agreement - Loss at completion	Other contingencies	Total

At January 1, 2022	1,008	9,800	45	10,853
Increases in liabilities	58	—	—	58
Used liabilities	—	(889)	(43)	(932)
Reversals of unused liabilities	—	—	—	—
Net interest related to employee benefits, and unwinding of discount	—	—	—	—
Actuarial gains and losses on defined-benefit plans	(264)	—	—	(264)
Currency translation effect	(123)	(1,291)	(3)	(1,417)

At September 30, 2022	678	7,620	—	8,298

Of which Current	—	3,026	—	3,026
Of which Non-current	678	4,594	—	5,272
In 2021 and during the first nine months of 2022, the Company updated its measurement of progress of the Phase 2 clinical trial (“PII”) conducted as part of the collaboration and license agreement with Nestlé and updated the cumulative income recognized. The Company has recorded an accrual in the amount of the excess between the Company’s current best estimates of costs yet to be incurred and incomes yet to be recognized for the completion of the PII.
There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 14 to the consolidated financial statements included in the Annual Report.
Note 10: Operating income
The following table summarizes the operating income during the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Research tax credit	1,407	1,647	4,467	5,324
Other operating income	668	(324)	1,681	(2,549)

Total	2,074	1,323	6,148	2,776

As of September 30, 2022, the Company recorded its collaboration agreement’s revenue based on its updated measurement of progress of

1
8

the Phase II clinical trial conducted as part of the agreement. The accrual recorded in the amount of the difference between the Company’s current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase II clinical trial has been updated accordingly.
Note 11: Allocation of Personnel Expenses
The Company had an average of 85 employees during the nine months ended September 30, 2022, in comparison with an average of 105 employees during the nine months ended September 30, 2021.
The following table summarizes the allocation of personnel expenses by function during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Research and Development expenses	3,186	4,161	9,357	12,272
Sales and Marketing expenses	138	492	727	1,528
General and Administrative expenses	1,598	2,583	6,961	9,347

Total personnel expenses	4,922	7,236	17,045	23,148

The following table summarizes the allocation of personnel expenses by nature during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Wages and salaries	3,505	3,793	11,001	12,629
Social security contributions	634	1,110	2,141	3,505
Expenses for pension commitments	214	286	723	981
Employer contribution to bonus shares	(406)	497	(236)	1,955
Share-based payments	976	1,551	3,416	4,078

Total	4,922	7,236	17,045	23,148

The decrease in personnel expenses is mainly due to a decrease in headcount following the full implementation of the new organization.
Note 12: Commitments
There have been no significant changes in other commitments from those disclosed in Note 18 to the consolidated financial statements included in the Annual Report.
Note 13: Relationships with Related Parties
The Company’s related parties consist exclusively of the members of the Board of Directors and the members of the Executive Committee. As of September 30, 2022, the total amount of remuneration granted to the members of the Board of Directors and Executive Committee has not changed significantly since December 31, 2021.
There were no new significant related-party transactions during the period nor any change in the nature of the transactions from those described in Note 19 to the consolidated financial statements included in the Annual Report.

1
9

Note 14: Loss Per Share
Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the three and nine months periods ended September 30, 2022 and 2021, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive as a result of the Company’s net loss.
The following is a summary of the ordinary share equivalents that were excluded from the calculation of diluted net loss per share for each of the three and six months ended September 30, 2022 and 2021 indicated in number of potential shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Non-employee warrants	251,693	256,693	251,693	256,693
Stock options	3,541,383	2,585,710	3,541,383	2,585,710
Restricted stock units	1,185,936	1,104,145	1,185,936	1,104,145
Prefunded warrants	28,276,331	—	28,276,331	—
Note 15: Events after the Close of the Period
The Company evaluated subsequent events that occurred after September 30, 2022, through the date the condensed consolidated financial statements were issued after their approval by the Board of Directors on November 3, 2022 and determined that there are no significant events that require adjustments or disclosure in such condensed consolidated financial statements.

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

1.	Identify a modified Viaskin patch (“mVP”).

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

3.
Demonstrate the equivalence in allergen uptake between the current and modified patches in the intended patient population via EQUAL. The complexity of EQUAL hinged on the lack of established clinical and regulatory criteria to characterize allergen uptake via an epicutaneous patch. To support those exchanges, the Company outlined its proposed approach to demonstrate allergen uptake equivalence between the two patches, and allotted time to generate informative data through two additional studies:

a.	PREQUAL, a Phase I study with adult healthy volunteers to optimize the allergen sample collection methodologies and validate the assays the Company intends to use in EQUAL

b.	‘EQUAL in adults’—a second Phase I study with adult healthy volunteers to compare the allergen uptake of cVP and mVP;
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
In May 2022, the Company announced that the FDA granted it a Type C meeting to align on the protocol and the study protocol was submitted to the FDA as part of the Type C meeting briefing package.
On September 9, 2022, the Company announced the initiation of the Phase 3 study, using the modified Viaskin™ Peanut Patch, in peanut-allergic children ages 4 to 7 years.
On September 21, 2022, the Company announced it received feedback from the U.S. FDA in the form of a partial clinical hold on its VITESSE Phase 3 clinical study. In the partial clinical hold letter, the FDA specifies changes to elements of the VITESSE protocol with the intent for the trial to support a future BLA submission. The modifications noted within the FDA’s communication address design elements, including the statistical analysis of adhesion, minimum daily wear time and technical alignments in methods of categorizing data, to meet study objectives as well as the total number of trial participants on active treatment. The Company has not yet begun the screening or recruitment of subjects in the VITESSE study. The partial clinical hold is specific to VITESSE and does not impact any other ongoing its clinical studies. The Company expects to provide additional updates following consultation with the FDA.

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
In December 2021, the Company announced it had withdrawn the Marketing Authorization Application for Viaskin Peanut and formally notified the EMA of our decision. The initial filing was supported by positive data from a single, placebo-controlled Phase 3 pivotal trial known as PEPITES (V712-301). The decision to withdraw was based on the view of EMA Committee for Medicinal Products for Human Use (CHMP) that the data available to date from a single pivotal study were not sufficient to preclude a Major Objection at Day 180 in the review cycle. The Company believes data from a second Viaskin Peanut pivotal study will support a more robust path for licensure of Viaskin Peanut in the EU. The Company intends to resubmit the MAA when that data set is available.
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
In June 2022, The Company announced that its pivotal Phase III trial EPITOPE, assessing the safety and efficacy of Viaskin™ Peanut 250 µg for the treatment of peanut-allergic toddlers ages 1 to 3 years, met its primary endpoint. Viaskin Peanut demonstrated a statistically significant treatment effect (p<0.001), with 67.0% of subjects in the Viaskin Peanut arm meeting the treatment responder criteria after 12 months, as compared to 33.5% of subjects in the placebo arm (difference in response rates = 33.4%, 95 % CI = 22.4% - 44.5%).
DBV intends to further analyze the data from EPITOPE and explore regulatory pathways for Viaskin Peanut in children ages 1 to 3 years, given the high unmet need and absence of approved treatments for this vulnerable population.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the revenue, costs and expenses recognized during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no new policies or significant changes to our critical accounting policies as disclosed in the critical accounting policies described in the Annual Report. Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of our Annual Report.
Business trends and Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations, derived from our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars, for the three months ended September 30, 2022 and 2021.

	Three months ended September 30,
	2022	2021	$ change	% change
Operating income	$2,074	$1,323	751	57%

Operating expenses
Research and development expenses	(15,096)	(16,320)	1,224	(8%)
Sales and marketing expenses	(159)	(1,072)	913	(85%)
General and administrative expenses	(4,839)	(8,299)	3,460	(42%)

Total Operating expenses	(20,094)	(25,691)	5,597	(22%)

Financial income	732	336	396	118%

Income tax	—	—	—	—

Net loss	$(17,287)	$(24,033)	6,745	(28%)

Basic/diluted Net loss per share attributable to shareholders	$(0.18)	$(0.44)
Operating Income
The following table summarizes our operating income during the three months ended September 30, 2022 and 2021:

	Three months ended September 30,		$ change	% change
	2022	2021
Sales	—	—	—	—
Other income	2,074	1,323	751	57%
Research tax credit	1,407	1,647	(240)	(15%)
Other operating income	668	(324)	992	(306%)

Total operating income	2,074	1,323	751	57%

Our operating income is primarily generated from the French research tax credit (
Crédit d’Iimpôt Recherche
, or “CIR”), and by the revenue recognized under our collaboration agreement with Nestlé Health Science. We generated operating income of $2.1 million during the three months ended September 30, 2022 compared to $ 1.3 million during the three months ended September 30, 2021. The increase in operating income is primarily attributable to the revenue recognized under the Nestlé’s collaboration agreement, as we updated the measurement of progress of the Phase II clinical trial conducted as part of the agreement. During the three months ended September 30, 2021 negative revenue was recognized under the Nestlé’s collaboration agreement due to delays in new patient enrollment. The decrease in research tax credit is attributable to the decrease in eligible costs in connection with Research and Development costs.
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
Research and Development expenses	2022	2021	$ change	% change
External clinical-related expenses	11,136	8,633	2,503	29%
Employee-related costs	2,648	3,228	(581)	(18%)
Share-based payment expenses	538	933	(395)	(42%)
Depreciation, amortization and other costs	774	3,526	(2,752)	(78%)

Total Research and Development expenses	15,096	16,320	(1,224)	(8%)

Research and Development expenses decreased by $1.2 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a decrease in depreciation, amortization and following the loss at completion recorded on the Phase II clinical trial conducted as part of the Nestlé agreement for the three months ended September 30, 2021. The increase in external clinical-related expenses is driven by the launch of work on VITESSE protocol. We have also continued to practice financial discipline and implemented further cost containment strategies.
Employee-related costs, excluding share-based payment expenses, decreased by $1.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 mostly due to EUR/USD exchange variation and workforce reduction.

Sales and Marketing expenses
The following table summarizes our sales and marketing expenses incurred during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		$ change	% change
Sales and Marketing expenses	2022	2021
Personnel expenses	138	492	(354)	(72%)
External professional services and other costs	20	580	(559)	(96%)

Total Sales and Marketing expenses	159	1,072	(913)	(85%)

Sales and marketing expenses amounted to $0.2 million for the three months ended September 30, 2022, compared to $1.1 million for the three months ended September 30, 2021.
Employee-related costs decreased by $0.3 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021 due to the workforce reduction following full implementation of the new organization.
General and Administrative expenses
The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		$ change	% change
General and Administrative expenses	2022	2021
External professional services	1,292	2,216	(924)	(42%)
Employee-related costs	1,110	2,052	(942)	(46%)
Share-based payment expenses	488	530	(42)	(8%)
Depreciation, amortization and other costs	1,949	3,501	(1,552)	(44%)

Total General and Administrative expenses	4,839	8,299	(3,460)	(42%)

General and Administrative expenses decreased by $3.5 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021 primarily due to a decrease in depreciation, amortization and other costs as we continued to practice financial discipline and implemented further cost containment strategies.
Financial income (expense)
Our financial income was approximately $0.7 million for the three months ended September 30, 2022, compared to a financial income of $0.3 million for the three months ended September 30, 2021. This item mainly includes foreign exchange income.
Income tax
We did not have any income tax profit or expense for the three months ended September 30, 2022 nor 2021.
Net loss
Net loss was $17.3 million for the three months ended September 30, 2022, compared to $24.0 million for the three months ended September 30, 2021. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.18 and $0.44 for the three months ended September 30, 2022 and 2021, respectively.

Business trends and Results of Operations
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations, derived from our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars, for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30,		$ change	% change
	2022	2021
Operating income	$6,148	$2,776	3,373	122%

Operating expenses
Research and development expenses	(45,930)	(58,663)	12,733	(22)%
Sales and marketing expenses	(1,659)	(2,999)	1,340	(45)%
General and administrative expenses	(17,173)	(26,250)	9,077	(35)%

Total Operating expenses	(64,762)	(87,912)	23,150	(26)%

Financial income	1,668	597	1,071	179%

Income tax (expense)	(87)	404	(491)	(122)%

Net loss	$(57,033)	$(84,136)	27,103	(32)%

Basic/diluted Net loss per share attributable to shareholders	$(0.79)	$(1.53)
Operating Income
The following table summarizes our operating income during the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,		$ change	% change
	2022	2021
Sales	—	—
Other income	6,148	2,776	3,373	122%
Research tax credit	4,467	5,324	(857)	(16%)
Other operating income	1,681	(2,549)	4,230	(166%)

Total operating income	6,148	2,776	3,373	122%

Our operating income was primarily generated from the French research tax credit (
Crédit d’Impôt Recherche
or “CIR”) and from revenue recognized under our collaboration agreement with Nestlé Health Science. We generated operating income of $6.1 million during the nine months ended September 30, 2022, compared to $2.8 million during the nine months ended September 30, 2021.
The increase in operating income is primarily attributable to the revenue recognized under the Nestlé’s collaboration agreement, as we updated the measurement of progress of the Phase II clinical trial conducted as part of the agreement. During the nine months ended September 30, 2021 negative revenue was recognized under the Nestlé’s collaboration agreement due to delays in new patient enrollment. The decrease in research tax credit is attributable to the decline in eligible expenses in connection with Research and Development costs.

Research and Development Expenses
The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	$ change	% change
Research and Development expenses
External clinical-related expenses	30,150	31,319	(1,169)	(4%)
Employee-related costs	7,761	10,525	(2,764)	(26%)
Share-based payment expenses	1,596	1,747	(151)	(9%)
Depreciation, amortization and other costs	6,423	15,072	(8,649)	(57%)

Total Research and Development expenses	45,930	58,663	(12,733)	(22%)

Research and Development expenses decreased by $12.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a decrease in external clinical-related expenses as main component of the work on clinical studies such as REALISE and EPITOPE has been finalized during the year 2021. We have also continued to practice financial discipline and implemented further cost containment strategies.
Employee-related costs, excluding share-based payments expenses, decreased by $2.8 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 due to the workforce reduction following full implementation of the new organization.
The decrease in depreciation, amortization and other costs was primarily due to the loss at completion recorded on the Phase II clinical trial conducted as part of Nestlé agreement.
Sales and Marketing expenses
The following table summarizes our sales and marketing expenses incurred during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	$ change	% change
Sales and Marketing expenses
Personnel expenses	727	1,528	(801)	(52%)
External professional services and other costs	932	1,471	(538)	(37%)

Total Sales and Marketing expenses	1,659	2,999	(1,340)	(45%)

Sales and marketing expenses decreased by $1.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a decrease in employee-related costs.
Personnel expenses, decreased by $0.8 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 due to the workforce reduction following full implementation of the new organization.
General and Administrative expenses
The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	$ change	% change
General and Administrative expenses
External professional services	4,171	6,425	(2,255)	(35%)
Employee-related costs	5,139	7,263	(2,124)	(29%)
Share-based payment expenses	1,822	2,084	(263)	(13%)
Depreciation, amortization and other costs	6,042	10,478	(4,436)	(42%)

Total General and Administrative expenses	17,173	26,250	(9,077)	(35%)

General and Administrative expenses decreased by $9.1 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a decrease of depreciation, amortization and other costs. We have continued to practice financial discipline and implemented further cost containment strategies.
The decrease in employee-related costs, excluding share-based payment expenses, is directly related to the workforce reduction following full implementation of the new organization
.
Financial income (expense)
Our financial income was $1.7 million for the nine months ended September 30, 2022, compared to a financial income of $0.6 million for the nine months ended September 30, 2021. This item mainly includes foreign exchange income (expense).
Income tax
Our income tax expense was $87,000 for the nine months ended September 30, 2022, compared to a US Tax income of $404,000 for the nine months ended September 30, 2021.
Net loss
Net loss was $57.0 million for the nine months ended September 30, 2022, compared to $84.1 million for the nine months ended September 30, 2021. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.79 and $1.53 for the nine months ended September 30, 2022 and 2021, respectively.
Liquidity and Capital Resources
Financial Condition
On September 30, 2022, we had $212.7 million in cash and cash equivalents compared to $77.3 million of cash and cash equivalents on December 31, 2021. We have incurred operating losses and negative cash flows from operations since our inception. Net cash used for operating activities was $31.8 and $89.5 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, we recorded a net loss of $57 million. Our net cash flows provided by financing activities increased to $194.4 million during the nine months ended September 30, 2022 from $(0.1) million during the nine months ended September 30, 2021. Financing activities consisted mainly of our global offering in the second quarter of 2022.
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
The following table presents our material cash requirements for future periods:

	Material Cash Requirements Due by the period Ended September 30,
	2023	2024	2025	Thereafter	Total
	(Amounts in thousands)
Operating leases	1,381	1,423	—	—	2,804
Purchase obligations - Obligations Under the Terms of CRO Agreements	12,411	36,234	7,805	—	56,450

Total	13,791	37,657	7,805	—	59,254
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
Conditional advances
In 2014, BpiFrance Financement granted an interest-free Innovation loan to DBV Technologies to help finance the pharmaceutical development of Viaskin™ Milk. This amount was received in a single disbursement on November 27, 2014. In 2020, due to the COVID-19 pandemic, Bpifrance postponed the repayments for a 6-month period. Repayment ended during the third quarter of 2022.
Operating leases
Our corporate headquarters are located in Montrouge, France. Our principal offices occupy a 4,470 square meter facility, pursuant to a lease agreement dated March 3, 2015 and represents a $3 million cash requirement as of September 30, 2022 which expires March 8, 2024.
We also have facilities in North America that were initially intended to support our U.S. subsidiary as well as future commercialization needs. We lease 3,780 square feet of office space in Tower 49, New York, New York. This lease is for a period of 65 months and expires on February 25, 2023. In light of our global restructuring, the current stage of regulatory interactions regarding Viaskin Peanut, and the ongoing COVID-19 pandemic, we entered into a sublease agreement of this office space in June 2021. The NYC office represents a $0.2 million cash requirement as of September 30, 2022 until the first quarter of 2023.
On March 28, 2022, the Company entered into a binding office lease agreement in New Jersey for a lease term of 3 years and 2 months. The lease commencement was based upon delivery of possession of the premises by the Landlord and occurred on April 1, 2022. The principal offices occupy a 5,799 square meter facility, and represents a $0.4 million cash requirement as of September 30, 2022 which expires May 1, 2025.

Purchase obligations - Obligations Under the Terms of CRO Agreements
In connection with the launch of our clinical trials for Viaskin Peanut and Viaskin Milk, we signed agreements with several contract research organizations. Expenses associated with the ongoing trials amounted globally to $125.9 million. As of September 30, 2022, the amount we are still obligated to pay in connection with these contracts through 2025 is $56.4 million.

Summary Statement of Cash Flows
The table below summarizes our sources and uses of cash for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30,
(Amounts in thousands of U.S. Dollars)	2022	2021	$ change	% of change
Net cash flow used in operating activities	(31,781)	(89,452)	57,671	(64%)
Net cash flow used in investing activities	(66)	41	(107)	(262%)
Net cash flow provided by financing activities	194,403	(103)	194,506	*
Effect of exchange rate changes on cash and cash equivalents	(27,186)	(8,643)	(18,543)	215%

Net (decrease) increase in cash and cash equivalents	135,369	(98,157)	233,527	(238%)

*	Percentage not meaningful
Operating Activities
Our net cash flows used in operating activities were $31.8 million and $89.5 million during the nine months ended September 30, 2022 and 2021, respectively. During the nine months period ended September 30, 2022, we received $21.1 million of research tax credit’s reimbursement for the 2019, 2020 and 2021 fiscal year. Excluding research tax credit reimbursement, our net cash flows used in operating activities decreased by $31.3 million, or 35%, mainly due to cost containment measures and to the workforce reduction following full implementation of the new organization
.
Cash flows used in operating activities for the nine months ended September 30, 2021 included restructuring costs paid for $0.7 million.
Financing Activities
Our net cash flows provided by financing activities increased to $194.4 million during the nine months ended September 30, 2022 from $103,000 during the nine months ended September 30, 2021. Financing activities consisted mainly of our global offering in the second quarter of 2022.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on its evaluation as of September 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In June 2022, we completed a $194 million PIPE financing from the sale of (i) 32,855,669 Ordinary Shares, nominal value €0.10 per share at a price per Ordinary Share of €3.00 (corresponding to $3.22 on the basis of an exchange rate of $1.0739 = €1.00 published by the European Central Bank on June 8, 2022), and (ii) pre-funded warrants to purchase an aggregate of 28,276,331 Ordinary Shares (the “Warrant Shares”) at a pre-funded price per pre-funded warrant of €2.90 (corresponding to $3.11), which equals the per share price of the Ordinary Shares less the exercise price of €0.10 per pre-funded warrant. Each pre-funded warrant has an exercise price of €0.10 per Warrant Share. Pursuant to a registration rights agreement (the “Registration Rights Agreement”) with the investors, the Company filed a registration statement with the SEC registering the resale of 59,269,629 ordinary shares issued in the PIPE financing, including ordinary shares underlying the pre-funded warrants. The Company also filed a registration statement with the SEC registering the resale of 11,593,170 ordinary shares by Entities affiliated with Baker Bros. Advisors, issued in the PIPE financing, including ordinary shares underlying the pre-funded warrants. As a result, subject to certain beneficial ownership limitations contained in the pre-funded warrants, these shares are freely tradable, without restriction, in the public market. In addition, the exercise of some or all of the pre-funded warrants will increase the number of our outstanding ordinary shares, which may dilute the ownership percentage or voting power of our shareholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2022, we issued the following unregistered securities:

•	On March 23, 2022, the issuance of an aggregate of 775 ordinary shares to a non-U.S. employee upon settlement of RSUs;

•	On May 19, 2022, the issuance of an aggregate of 5,000 ordinary shares to a non-U.S. employee upon settlement of RSUs;

•	On May 24, 2022, the issuance of an aggregate of 26,135 ordinary shares to a non-U.S. employee upon settlement of RSUs;

•
Pursuant to the authorization granted by the General Meeting of the Shareholders held on May 12, 2022, the Company offered the opportunity to subscribe for warrants to purchase ordinary shares on May 12, 2022, and on June 9, 2022, the Chief Executive Officer authorized a capital increase for an amount of €3,285,566.90 through the issue of (i) 32,855,669 New Shares with a per value of €0.10 each and (ii) the issuance of 28,276,331 prefunded warrants, with cancellation of shareholders' preferential subscription rights in favor of Braidwell LP, funds advised by Baker Bros. Advisors LP and BpiFrance Participations SA, existing shareholders of the Company and Venrock Healthcare Capital Partners.

•
On June 8, 2022, we entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which we agreed to issue and sell to the investors i) 32,855,669 ordinary shares, nominal value €0.10 per share, at a price per ordinary share of €3.00 (corresponding to $3.22 on the basis of an exchange rate of $1.0739 = €1.00 published by the European Central Bank on June 8, 2022), and (ii) pre-funded warrants to purchase an aggregate of 28,276,331 ordinary shares (the “Warrant

Shares”) at a pre-funded price per pre-funded warrant of €2.90 (corresponding to $3.11), which equals the per share price of the ordinary shares less the exercise price of €0.10 per Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of €0.10 per Warrant Share. The Pre-Funded Warrants are exercisable at any time after their original issuance and will expire ten years following their issuance. The exercise price and number of shares of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances, including stock splits, stock dividends, reclassifications and the like. The pre-funded warrants issued in the PIPE provide that the holder of the pre-funded warrants will not have the right to exercise any portion of its pre-funded warrants if such holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of ordinary shares outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”). The holder may increase or decrease the Beneficial Ownership Limitation, provided, however, that the holder may only increase the Beneficial Ownership Limitation by (i) obtaining authorization from the French Ministry of Economy in the event the Beneficial Ownership Limitation is being raised above 9.99%, and (ii) by providing 61 days’ notice to the Company, except that in no event will the Beneficial Ownership Limitation exceed 19.99%. The securities issued by us pursuant to the securities purchase agreement and to be issued upon exercise of the warrants were not registered under the Securities Act of 1933, as amended, or the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Pursuant to the Registration Rights Agreement, the Company filed a registration statement with the Securities and Exchange Commission registering the resale of 59,269,629 ordinary shares issued in the PIPE financing, including ordinary shares underlying the pre-funded warrants.

•
On June 10, 2022, the issuance of 3,100 ordinary shares to a non-U.S. employee upon exercise of 3,100 SO at an exercise price of 4.16 euros per SO, for aggregate proceeds to the Company of 12,896 euros.

•	On July 8, 2022, the issuance of 2,513 ordinary shares to a U.S. employee upon exercise of 2,513 SO at an exercise price of 4.16 euros per SO, for aggregate proceeds to the Company of 10,454 euros.

•	On September 23, 2022, the issuance of an aggregate of 249 ordinary shares to a non-U.S. employee upon settlement of RSUs.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date

3.1	By-laws (status) of the registrant (English translation)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Amended

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

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

DBV Technologies S.A.
(Registrant)

Date: November 3, 2022	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Sébastien Robitaille
Sébastien Robitaille
Chief Financial Officer
(Principal Financial and Accounting Officer)