Form 10-Q
period 2023-03-31
DBV Technologies S.A.
filed 2023-05-04
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-36697

DBV TECHNOLOGIES S.A.
(Exact name of registrant as specified in its charter)

France	Not applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

177-181 avenue Pierre Brossolette 92120 Montrouge France
N/A
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
of the Act).    Yes  ☐    No  ☒
As of May
2
, 2023, the registrant had 94,147,319 ordinary shares, nominal value €0.10 per share, outstanding including treasury shares.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.

This Quarterly Report contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

•

our expectations regarding the timing or likelihood of regulatory filings and approvals, including with respect to our anticipated re-submission of a Biologics License Application, or a BLA, for ViaskinTM Peanut to the U.S. Food and Drug Administration, or the FDA;

•	the timing and anticipated results of interactions with regulatory agencies;

•	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;

•	the sufficiency of existing capital resources;

•	our business model and our other strategic plans for our business, product candidates and technology;

•	our ability to manufacture clinical and commercial supplies of our product candidates and comply with regulatory requirements related to the manufacturing of our product candidates;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize Viaskin Peanut and/or our other product candidates, if approved;

•	the commercialization of our product candidates, if approved;

•	our expectations regarding the potential market size and the size of the patient populations for Viaskin Peanut and/or our other product candidates, if approved, and our ability to serve such markets;

•	the pricing and reimbursement of our product candidates, if approved;

•	the rate and degree of market acceptance of Viaskin Peanut and/or our other product candidates, if approved, by physicians, patients, third-party payors and others in the medical community;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

•	our ability to maintain and establish collaborations or obtain additional grant funding;

1

•	our financial performance;

•	developments relating to our competitors and our industry, including competing therapies;

•

the impact of the COVID-19 pandemic and its effects on our operations, research and development, clinical trials and ability to obtain financing and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers and collaborators with whom we conduct business; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC on March 2, 2023. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

2

Part I -
Financial
Information
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in thousands, except share and per share data)

		March 31,	December 31,
	Note	2023	2022
Assets
Current assets:
Cash and cash equivalents	3	$192,289	$209,194
Other current assets	4	17,946	13,880

Total current assets		210,236	223,074
Property, plant, and equipment, net		14,786	15,096
Right-of-use assets related to operating leases	5	2,127	2,513
Intangible assets		10	10
Other non-current assets		5,771	5,824

Total non-current assets		22,693	23,444

Total Assets		$232,929	$246,518

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	6	$19,938	$14,473
Short-term operating leases	5	1,923	1,894
Current contingencies	9	4,142	3,944
Other current liabilities	6	6,776	9,210

Total current liabilities		32,778	29,521

Long-term operating leases	5	680	1,127
Non-current contingencies	9	15,989	16,680
Other non-current liabilities	6	4,387	4,735

Total non-current liabilities		21,056	22,543

Total Liabilities		$53,834	$52,064

Shareholders’ equity:
Ordinary shares, €0.10 par value; 94,147,319 and 94,137,145 shares authorized, and issued as of March 31, 2023 and December 31, 2022, respectively		$10,721	$10,720
Additional paid-in capital		459,852	458,221
Treasury stock, 157,654 and 149,793 ordinary shares as of March 31, 2023 and December 31, 2022, respectively, at cost		(1,123)	(1,109)
Accumulated deficit		(280,138)	(259,578)
Accumulated other comprehensive income		698	781
Accumulated currency translation effect		(10,915)	(14,581)

Total Shareholders’ equity	7	$179,094	$194,453

Total Liabilities and Shareholders’ equity		$232,929	$246,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except share and per share data)

		Three Months Ended March 31,
	Note	2023	2022
Operating income	10	$2,194	$2,546
Operating expenses
Research and development expenses		(16,037)	(12,223)
Sales and marketing expenses		(434)	(464)
General and administrative expenses		(6,889)	(6,630)

Total Operating expenses		(23,359)	(19,317)

Loss from operations		(21,165)	(16,771)

Financial income(expenses)		605	152

Loss before taxes		(20,561)	(16,619)

Income tax (expense)		—	(87)

Net loss		$(20,561)	$(16,706)

Foreign currency translation differences, net of taxes		3,666	(1,933)
Actuarial gains (losses) on employee benefits, net of taxes		(82)	24

Total comprehensive loss		$(16,977)	$(18,615)

Basic/diluted Net loss per share attributable to shareholders	14	$(0.22)	$(0.30)
Weighted average shares outstanding used in computing per share amounts:		93,970,598	54,932,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

		Three Months Ended March 31,
	Notes	2023	2022
Net loss for the period		$(20,561)	$(16,706)
Adjustments to reconcile net loss to net cash flow provided by (used in) operating activities:
Depreciation, amortization and accrued contingencies		(228)	(599)
Retirement pension obligations		(35)	(9)
Expenses related to share-based payments	8	1,632	1,363
Other elements		—	(3)
Changes in operating assets and liabilities:
Decrease (increase) in other current assets		(3,098)	20,458
(Decrease) increase in trade payables		4,478	(19)
(Decrease) increase in other current and non-current liabilities		(2,989)	(4,118)
Change in operating lease liabilities and right of use assets		(42)	(1,849)
Net cash flow provided by (used in) operating activities		(20,841)	(1,483)

Cash flows provided by (used in) investing activities:
Acquisitions of property, plant, and equipment		(111)	(131)
Proceeds from property, plant, and equipment dispositions		—	3
Acquisitions of non-current financial assets		—	(40)
Proceeds from non-current financial assets dispositions		153	179

Net cash flows provided by (used in) investing activities		42	11

Cash flows provided by (used in) financing activities:
(Decrease) increase in conditional advances		—	(168)
Treasury shares		(14)	40

Net cash flows provided by (used in) financing activities		(14)	(129)

Effect of exchange rate changes on cash and cash equivalents		3,909	(1,594)

Net increase (decrease) in cash and cash equivalents		(16,905)	(3,194)

Net Cash and cash equivalents at the beginning of the period		209,194	77,301

Net cash and cash equivalents at the end of the period	3	$192,289	$74,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2022	55,095,762	$6,538	$358,115	$(1,232)	$(258,528)	$519	$(6,137)	$99,274
Net (loss)	—	—	—	—	(16,706)	—	—	(16,706)
Other comprehensive income (loss)	—	—	—	—	—	24	(1,933)	(1,909)
Insuance of ordinary shares	775	1	—	—	—	—	—	1
Treasury shares	—	—	—	40	—	—	—	40
Share-based payments	—	—	1,363	—	—	—	—	1,363
Other change in equity	—	—	—	—	15		(15)	—

Balance at March 31, 2022	55,096,537	$6,539	$359,478	$(1,193)	$(275,219)	$543	$(8,086)	$82,062

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2023	94,137,145	$10,720	$458,221	$(1,109)	$(259,578)	$781	$(14,581)	$194,453
Net (loss)	—	—	—	—	(20,561)	—	—	(20,561)
Other comprehensive income (loss)	—	—	—	—	—	(82)	3,666	3,584
Insuance of ordinary shares	10 174	1	(1)	—	—	—	—	—
Treasury shares	—	—	—	(14)	—	—	—	(14)
Share-based payments	—	—	1,632	—	—	—	—	1,632

Balance at March 31, 2023	94,147,319	$10,721	$459,852	$(1,123)	$(280,138)	$698	$(10,915)	$179,094
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
filed with the SEC on March 2, 2023 (the “Annual Report”). The condensed consolidated statement of financial position as of December 31, 2022 was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The Company’s critical accounting policies are detailed in the Annual Report. The Company’s critical accounting policies have not changed materially since December 31, 2022.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. However, these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the results of the interim period. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2023, or any other future period.
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
On an
on-going
basis, management evaluates its estimates, primarily those related to: (1) evaluation of costs and measure of progress of the development activities conducted as part of the collaboration agreement with Nestlé Health Science, (2) research tax credits, (3) assumptions used in the valuation of right of use assets—operating lease, (4) impairment of right-of-use
assets related to leases and property, plant and equipment, (5) recoverability of the Company’s net deferred tax assets and related valuation allowance, (6) assumptions used in the valuation model to determine the fair value and vesting conditions of share-based compensation plan, (7) estimate of contingencies and (8) estimate of employee benefits obligations.
Accounting Pronouncements adopted in 2023
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU
2016-13
- Financial Instruments - Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB has issued ASU
2019-10
which has resulted in the postponement of the effective date of the new guidance for eligible smaller reporting companies to the fiscal year beginning January 1, 2023. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Adoption of this new standard did not have a material impact on the consolidated financial statements.
Accounting Pronouncements issued not yet adopted
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

Note 2: Significant Events and Transactions
Clinical programs
United States Regulatory History and Current Status
In January 2021, the Company received written responses from the FDA to questions provided in the Type A meeting request the Company submitted in October 2020 following the Complete Response Letter. The FDA agreed with its position that a modified Viaskin Peanut patch should not be considered as a new product entity provided the occlusion chamber of the current Viaskin Peanut patch and the peanut protein dose of 250 µg (approximately 1/1000 of one peanut) remains unchanged and performs in the same way it has performed previously. In order to confirm the consistency of efficacy data between the existing and a modified patch, FDA requested an assessment comparing the uptake of allergen (peanut protein) between the patches in peanut allergic children ages 4-11. The Company named that assessment EQUAL, which stands for Equivalence in Uptake of ALlergen. The FDA also recommended conducting a 6-month, well-controlled safety and adhesion trial to assess a modified Viaskin Peanut patch in the intended patient population. The Company later named this study STAMP, which stands for Safety, Tolerability, and Adhesion of Modified Patches.
Based on the January 2021 FDA feedback, the Company defined three parallel workstreams:

1.	Identify a modified Viaskin patch (which the Company calls “mVP”).

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

a.
PREQUAL, a Phase 1 study with adult healthy volunteers to optimize the allergen sample collection methodologies and validate the assays we intend to use in EQUAL. The data collection phase of the trial is complete, and the data analysis phase is ongoing.

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

In 2022, the Company announced the new Phase 3 pivotal study for modified Viaskin Peanut (mvP) patch would be in younger
(4-7
years old) and more sensitive children with peanut allergy.
On September 7, 2022, the Company announced the initiation of VITESSE, a new Phase 3 pivotal study of the modified Viaskin Peanut (mVP) patch in children ages
4-7
years with peanut allergy. We defined initiation as the submission of the trial protocol to selected study sites for subsequent Institutional review Board (IRB)/Ethics Committee (EC) approval.
On September 21, 2022, the Company announced it received feedback from the U.S. FDA in the form of a partial clinical hold on VITESSE . In the partial clinical hold letter, the FDA specified changes to elements of the VITESSE protocol, acknowledging the intent for the trial to support a future BLA submission. In the following months, we engaged with the FDA to address the feedback provided in the partial clinical hold letter and to finalize the VITESSE protocol. In addition, we continued internal preparations for VITESSE and conducted certain site assessment and start-up
activities for prompt study launch once the partial clinical hold was lifted.
On December 23, 2022, the Company announced the FDA lifted the partial clinical hold and confirmed we satisfactorily addressed all clinical hold issues. The FDA stated that VITESSE may proceed with the revised trial protocol.

On March 2, 2023, the Company announced the completion of EVOLVE, a 12-week caregiver and patient user experience study of the mVP patch in 50 peanut allergic children ages 4–11-years old. The objective of EVOLVE was to evaluate the Instructions for Use (IFU) and ease of use for the mVP patch. The study concluded that the updated IFU supported correct patch application, which included no lifting of the patch edges or detachment directly after application. Furthermore, EVOLVE concluded that the majority of parents/caregivers reported a positive ease of use experience with the mVP patch. In EVOLVE, DBV also tested the functionality of an electronic patient diary (eDiary) to collect information on activities of daily living and patch adhesion scores. EVOLVE verified that the eDiary tool can be used by caregivers in VITESSE to capture the adhesion data in support of a potential BLA.
On March 7, 2023, the Company announced that the first patient was screened in the VITESSE study. Screening of the last patient is anticipated in the first half in 2024 and topline results in the first half in 2025.
European Union Regulatory History and Current Status
On August 2, 2021, the Company announced its received from the European Medicines Agency (EMA) of the Day 180 list of outstanding issues, which is an established part of the prescribed EMA review process. It is a letter that is meant to include any remaining questions or objections at that stage in the process. The EMA indicated many of their objections and major objections from the Day 120 list of questions had been answered. One major objection remained at Day 180. The Major Objection questioned the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study.
On December 20, 2021, the Company announced it had withdrawn the Marketing Authorization Application (MAA) for Viaskin Peanut and formally notified the EMA of our decision. The initial filing was supported data from a single, placebo-controlled Phase 3 pivotal trial known as PEPITES
(V712-301).
The decision to withdraw was based on the view of EMA Committee for Medicinal Products for Human Use (CHMP) that the data available to date from a single pivotal clinical trial were not sufficient to preclude a Major Objection at Day 180 in the review cycle. The Company believes data from a second Viaskin Peanut pivotal clinical trial will support a more robust path for licensure of Viaskin Peanut in the EU. The Company intends to resubmit the MAA when that data set is available.
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
In June 2022, the Company announced positive topline results from Part B of EPITOPE, which enrolled 362 subjects ages 1 to 3 years, of which 244 and 118 were in the active and placebo arms respectively. Enrollment was balance for age and baseline disease characteristics between the active and placebo treatment arms.
On April 19, 2023, the Company announced the FDA provided written responses regarding the regulatory path for Viaskin Peanut in toddlers ages 1-3 years old with a confirmed peanut allergy. In February 2023 the Company submitted a pre-BLA Meeting request to FDA and the Agency granted DBV’s request as a written response only. In the written responses received, the Agency confirmed that the Company’s Phase 3 EPITOPE study met the pre-specified criteria for success for the primary endpoint. The FDA did not request an additional efficacy study to support a future BLA but requires that DBV conduct an additional safety study in 1 – 3-year-olds using the original Viaskin Peanut patch to augment the safety data collected from the Phase 3 EPITOPE study. The new safety study is intended to bring the safety database in 1–3-year-olds close to 600 patients on active treatment which is consistent with FDA’s position in support of the Company’s dossier in 4–7-year-olds. The safety study will not require a food challenge for study participation, will generate patch adhesion data, and will include updated instructions for use.
Viaskin Peanut for Children ages 4-7
On September 7, 2022, the Company announced the initiation of VITESSE, a new Phase 3 pivotal study of the modified Viaskin Peanut (mVP) patch in children ages 4-7 years with peanut allergy. We defined initiation as the submission of the trial protocol to selected study sites for subsequent Institutional Review Board (IRB)/Ethics Committee (EC) approval.
On September 21, 2022, the Company announced we had received feedback from the FDA in the form of a partial clinical hold on VITESSE. In the partial clinical hold letter, the FDA specified changes to elements of the VITESSE protocol, acknowledging the intent for the trial to support a future BLA submission. In the following months, we engaged with the FDA to address the feedback provided in the partial clinical hold letter and to finalize the VITESSE protocol. In addition, we continued internal preparations for VITESSE and conducted certain site assessment and start-up activities for prompt study launch once the partial clinical hold was lifted.
On December 23, 2022, the Company announced the FDA lifted the partial clinical hold and confirmed we satisfactorily addressed all clinical hold issues. The FDA stated that VITESSE may proceed with the revised trial protocol.
On March 7, 2023, the Company announced that the first patient was screened in the
VITESSE trial.
Screening of the last patient is anticipated in the first half in 2024 and topline results in the first half in 2025.
Legal Proceedings
From time to time, the Company may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The Company is not currently subject to any material legal proceedings.

Note 3: Cash and Cash Equivalents
The following tables summarize the cash and cash equivalents as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Cash	36,811	30,104
Cash equivalents	155,478	179,090

Total cash and cash equivalents as reported in the statements of financial position	192,289	209,194

Bank overdrafts	—	—

Total cash and cash equivalents as reported in the statements of cash flows	192,289	209,194
Cash equivalents are immediately convertible into cash at no or insignificant cost, on demand. They are measured using level 1 fair value measurements.
Note 4 Other Current Assets
Other current assets consisted of the following:

	March 31,	December 31,
	2023	2022
Research tax credit	7,695	5,792
Other tax claims	5,109	3,903
Prepaid expenses	2,352	2,680
Other receivables	2,790	1,504

Total	17,946	13,880

Research tax credit
The variance in Research Tax Credit is presented as follows:

Amount in thousands of US Dollars
Opening research tax credit receivable as of January 1, 2023	5,792
+ Operating revenue	1,765
- Payment received	—
- Adjustment and currency translation effect	138

Closing research tax credit receivable as of March 31, 2023	7,695

Of which - Non-current portion	—
Of which - Current portion	7,695

The other tax claims are primarily related to the VAT as well as the reimbursement of VAT that has been requested. Prepaid expenses are comprised primarily of insurance expenses, as well as legal and scientific consulting fees. Prepaid expenses also include upfront payments which are recognized over the term of the ongoing clini cal stu
dies.
Note 5 Lease contracts
Future minimum lease payments under the Company’s operating leases’ right of use as of March 31, 2023 and December 31, 2022, are as follows:

	March 31, 2023			December 31, 2022
	Real estate	Other assets	Total	Real estate	Other assets	Total
Current portion	1,917	76	1,993	1,972	79	2,051
Year 2	746	63	809	1,168	74	1,243
Year 3	26	—	26	65	6	71
Thereafter	—	—	—	—	—	—

Total minimum lease payments	2,689	139	2,828	3,204	160	3,364
Less: Effects of discounting	(209)	(14)	(225)	(325)	(17)	(343)

Present value of operating lease	2,480	125	2,603	2,879	143	3,021
Less: current portion	(1,852)	(72)	(1,923)	(1,823)	(71)	(1,894)

Long-term operating lease	628	53	680	1,055	72	1,127

Weighted average remaining lease term (years)	1.18	—		1.40	—
Weighted average discount rate	2.93%	2.45%		3.00%	2.45%
The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the condensed consolidated statement of operations and comprehe
nsive loss was:

	March 31,
	2023	2022
Operating lease expense / (income)	446	507
Net termination impact	(81)	(1,657)

Supplemental cash flow information related to operating leases is as follows for the period March 31, 2023 and 2022:

	March 31
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	496	583
Note 6: Trade Payables and Other Liabilities
6.1 Trade Payables
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each fiscal period presented.
6.2 Other Liabilities
The following tables summarize the other liabilities as of March 31, 2023 and December 31, 2022:

	March 31			December 31,
	2023			2022
	Other current liabilities	Other non- current liabilities	Total	Other current liabilities	Other non- current liabilities	Total
Employee related liabilities	4,189	11	4,200	5,872	45	5,917
Deferred income	2 193	4 375	6,568	2,137	4,690	6,828
Tax liabilities	97	—	97	69	—	69
Other debts	297	—	297	1,131	—	1,131

Total	6 776	4 387	11,162	9,210	4,735	13,945

The Employee related liabilities include short-term debt to employees including social welfare and tax agency obligations.
Deferred income primarily includes deferred income from the collaboration agreement with Nestlé Health Science.
Note 7: Shareholders’ equity
The share capital as of March 31, 2023 is set at the sum of €9,414,731.90 ($
10,721
thousands converted at historical rates). It is divided into 94,147,319 fully authorized, subscribed and paid-up
shares with a par value of €0.10.

Note 8: Share-Based Payments
The Board of Directors has been authorized by the SH General Meeting to grant restricted stock units (“RSU”), stock options plan (“SO”) and non-employee
warrants (
Bons de Souscription d’Actions
or “BSA”).
During the three months ended March 31, 2023, the Company granted 59,200 stock options and 35,800 restricted stock units to employees.
There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 12 to the consolidated financial statements included in the Annual Report.
Change in Number of BSA/SO/RSU:

	Number of outstanding
	BSA	SO	RSUs
Balance as of December 31, 2022	251,693	5,306,569	1,589,081
Granted during the period	—	59,200	35,800
Forfeited during the period	—	(47,200)	(30,769)
Exercised/released during the period	—	—	(10,174)
Expired during the period	—	—	—

Balance as of March 31, 2023	251,693	5,318,569	1,583,938

Share-based payments expenses reflected in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2023		2022
Research & development	SO	(429)	(375)
	RSU	(258)	(208)
Sales & marketing	SO	(27)	5
	RSU	(8)	1
General & administrative	SO	(797)	(698)
	RSU	(113)	(87)

Total share-based compensation (expense)		(1,632)	(1,363)

Note 9: Contingencies
The following tables summarize the contingencies as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Current contingencies	4,142	3,944
Non-current contingencies	15,989	16,680

Total contingencies	20,131	20,625

The changes in contingencies are as follows:

	Pension retirement obligations	Collaboration agreement - Loss at completion	Other contingencies	Total
At January 1, 2023	790	19,835	—	20,625
Increases in liabilities	—	—	170	170
Used liabilities	—	—	—	—
Reversals of unused liabilities	(35)	(1,103)	—	(1,138)
Net interest related to employee benefits, and unwinding of discount	—	—	—	—
Actuarial gains and losses on defined-benefit plans	82	—	—	82
Currency translation effect	16	374	2	392

At March 31, 2023	853	19,106	172	20,131

Of which Current	—	3,970	172	4,142
Of which Non-current	853	15,135	—	15,989
In 2022 and during the first three months of 2023, the Company updated its measurement of progress of the Phase 2 clinical trial (“PII”) conducted as part of the collaboration and license agreement with Nestlé Health Sciences and updated the cumulative income recognized. The Company has recorded an accrual in the amount of the excess between the Company’s current best estimates of costs yet to be incurred and incomes yet to be recognized for the completion of the PII.
The Company does not hold any plan assets related to long-term employee benefit for any of the periods presented. There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 13 to the consolidated financial statements included in the Annual Report.
Note 10: Operating income
The following table summarizes the operating income during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Research tax credit	1,765	1,569
Other operating income	429	976

Total	2,194	2,546

Note 11: Allocation of Personnel Expenses
The Company had an average of 88 employees during the three months ended March 31, 2023, in comparison with an average of 88 employees during the three months ended March 31, 2022.
The following table summarizes the allocation of personnel expenses by function during the three ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Research and Development expenses	4,006	3,075
Sales and Marketing expenses	165	245
General and Administrative expenses	3,100	2,595

Total personnel expenses	7,272	5,915

The following table summarizes the allocation of personnel expenses by nature during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Wages and salaries	4,438	3,987
Social security contributions	699	251
Expenses for pension commitments	258	297
Employer contribution to bonus shares	244	16
Share-based payments	1,632	1,363

Total	7,272	5,915

The increase in personnel expenses is mainly
due
to the recruitment of US employees partially offset by the departure of non-US
employees and charges related to share-base payments.
Note 12: Commitments
There have been no significant changes in other commitments from those disclosed in Note 17 to the consolidated financial statements included in the Annual Report.
Note 13: Relationships with Related Parties
There were no new significant related-party transactions during the period nor any change in the nature of the transactions from those described in Note 18 to the consolidated financial statements included in the Annual Report.

Note 14: Loss Per Share
Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the three months ended March 31, 2023 and 2022, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive as a result of the Company’s net loss.
The following is a summary of the ordinary share equivalents that were excluded from the calculation of diluted net loss per share for each of the three months ended March 31, 2023 and 2022 indicated in number of potential shares:

	Three Months Ended March 31,
	2023	2022
Non-employee warrants	251,693	256,693
Stock options	5,318,569	3,471,808
Restricted stock units	1,583,938	1,183,633
Prefunded warrants	28,276,331	—
Note 15: Events after the Close of the Period
The Company evaluated subsequent events that occurred after March 31, 2023, through the date the condensed consolidated financial statements were issued after their approval by the Board of Directors on May 4, 2023 and determined that there are no significant events that require adjustments or disclosure in such condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Report and with our audited financial statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 2, 2023, or the Annual Report. This discussion and other parts of this Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause such differences are discussed in the section of this Report titled “Special Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in the Annual Report.

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

Our most advanced clinical program is Viaskin Peanut, which has been evaluated as a potential therapy for children with peanut allergy in nine clinical trials, including four Phase 2 trials and three completed Phase 3 trials. We recently completed a Phase 3 trial of Viaskin Peanut in children ages one to three with peanut allergy and we also have an ongoing Phase 3 trial of Viaskin Peanut in children ages four to seven with peanut allergy.

On March 7, 2023, the Company announced screening of the first patient in VITESSE. Screening of the last patient is anticipated in the first half in 2024 and topline results in the first half in 2025.

On April 19, 2023, the Company outlined the regulatory path for Viaskin Peanut in children 1-3 years old after the FDA confirmed that the Company’s Phase 3 EPITOPE study meets the pre-specified criteria for success for the primary endpoint, not requesting any additional efficacy study. The FDA requires additional safety data to augment the safety data collected from EPITOPE in support of a BLA. This new safety study will also generate patch adhesion data and will include updated instructions for use.

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

Business trends and Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations, derived from our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars, for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023	2022	$ change	% change
Operating income	$2,194	$2,546	(352)	(14%)
Operating expenses
Research and development expenses	(16,037)	(12,223)	(3,814)	31%
Sales and marketing expenses	(434)	(464)	30	(7%)
General and administrative expenses	(6,889)	(6,630)	(259)	4%

Total Operating expenses	(23,359)	(19,317)	(4,042)	21%

Financial income	605	152	453	298%

Income tax	—	(87)	87	(100%)

Net loss	$(20,561)	$(16,706)	(3,854)	23%

Basic/diluted Net loss per share attributable to shareholders	$(0.22)	$(0.30)

Operating Income

The following table summarizes our operating income during the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		$ change	% change
	2023	2022
Sales	—	—	—	—
Other income	2,194	2,546	(352)	(14%)
Research tax credit	1,765	1,569	196	12%
Other operating income	429	976	(548)	(56%)

Total operating income	2,194	2,546	(352)	(14%)

Our operating income is primarily generated from the French research tax credit (Crédit d’Impôt Recherche, or “CIR”), and by the revenue recognized under our collaboration agreement with Nestlé Health Science. We generated operating income of $2.2 million during the three months ended March 31, 2023 compared to $ 2.6 million during the three months ended March 31, 2022. The decrease in operating income is primarily attributable to the revenue recognized under the Nestlé’s collaboration agreement, as we updated the measurement of progress of the Phase 2 clinical trial conducted as part of the agreement. The increase in research tax credit is attributable to the increase in eligible costs in connection with Research and Development costs.

Operating Expenses

Since inception, our operating expenses have consisted primarily of research and development activities, general and administration costs and sales and marketing costs.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Research and Development expenses	2023	2022	$ change	% change
External clinical-related expenses	10,471	7,350	3,121	42%
Employee-related costs	3,319	2,492	827	33%
Share-based payment expenses	687	583	104	18%
Depreciation, amortization and other costs	1,559	1,799	(239)	(69%)

Total Research and Development expenses	16,039	12,224	3,813	31%

Research and Development expenses increased by $3.8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the increase in external clinical-related expenses, mainly driven by higher costs of recruitment of patient in VITESSE Phase 3 clinical trial.

Employee-related costs, excluding share-based payment expenses, increased by $0.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 mostly due to the recruitment of US employees partially offset by the departure of non-US employees.

Sales and Marketing expenses

The following table summarizes our sales and marketing expenses incurred during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		$ change	% change
Sales and Marketing expenses	2023	2022
Personnel expenses (incl. share-based payment expenses)	165	245	(80)	(33%)
External professional services and other costs	269	219	(50)	23%

Total Sales and Marketing expenses	434	464	(30)	(7%)

Sales and marketing expenses amounted to $0.4 million for the three months ended March 31, 2023, compared to $0.5 million for the three months ended March 31, 2022.

General and Administrative expenses

The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		$ change	% change
General and Administrative expenses	2023	2022
External professional services	1,706	1,108	598	54%
Employee-related costs	2,190	1,810	380	21%
Share-based payment expenses	910	786	124	16%
Depreciation, amortization and other costs	2,082	2,927	(844)	(29%)

Total General and Administrative expenses	6,889	6,630	259	4%

General and Administrative expenses increased by $0.3 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 primarily due to a decrease in depreciation, amortization and other costs (mainly driven by the decrease in Directors and Officers insurance premium) and an increase in external professional services.

Financial income (expense)

Our financial income was approximately $0.6 million for the three months ended March 31, 2023, compared to a financial income of $0.2 million for the three months ended March 31, 2022. This item mainly includes the financial income on our financial assets.

Income tax

We did not have any income tax profit or expense for the three months ended March 31, 2023 compared to an expense of $0.1 for the three months ended March 31, 2022.

Net loss

Net loss was $20.6 million for the three months ended March 31, 2023, compared to $16.7 million for the three months ended March 31, 2022. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.22 and $0.30 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Financial Condition

On March 31, 2023, we had $192.3 million in cash and cash equivalents compared to $209.2 million of cash and cash equivalents on December 31, 2022. Based on its current operations, plans and assumptions, the Company expects that its balance of cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months. We have incurred operating losses and negative cash flows from operations since our inception. Net cash used for operating activities was $20.8 and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, we recorded a net loss of $20.6 million. Our net cash flows provided by financing activities was nil during the three months ended March 31, 2023 compared to $(0.1) million during the three months ended March 31, 2022.

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

We cannot guarantee that we will be able to obtain the necessary financing to meet our needs or to obtain funds at attractive terms and conditions, including as a result of disruptions to the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to us, including reduced ability to raise additional capital when needed or on acceptable terms, if at all. If we are not successful in our financing objectives, we could have to scale back our operations, notably by delaying or reducing the scope of our research and development efforts or obtain financing through arrangements with collaborators or others that may require us to relinquish rights to our product candidates that we might otherwise seek to develop or commercialize independently.

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

There have been no material changes in our operating leases from those disclosed in the Annual Report.

Purchase obligations - Obligations Under the Terms of CRO Agreements

In connection with the launch of our clinical trials for Viaskin Peanut and Viaskin Milk, we signed agreements with several contract research organizations.

There have been no material changes in our purchase obligations from those disclosed in the Annual Report.

Summary Statement of Cash Flows

The table below summarizes our sources and uses of cash for the three months ended March 31, 2023 and 2022.

	Three months ended arch 31,
(Amounts in thousands of U.S. Dollars)	2023	2022	$ change	% of change
Net cash flow provided by (used in) operating activities	(20,841)	(1,483)	(19,359)	1,306%
Net cash flow provided by (used in) investing activities	42	11	31	273%
Net cash flow provided by (used in) financing activities	(14)	(129)	114	(89%)
Effect of exchange rate changes on cash and cash equivalents	3,909	(1,594)	5,503	(345%)

Net (decrease) increase in cash and cash equivalents	(16,905)	(3,194)	(13,711)	429%

Operating Activities

Our net cash flows used in operating activities were $20.8 million and $1.5 million during the three months ended March 31, 2023 and 2022, respectively. The variance of $19.4 million is mainly driven by the reimbursement of $20.9 million of research tax credits for the 2019 and 2020 fiscal year.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on its evaluation as of March 31, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report. There have been no material changes in our risk factors from those disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, we issued the following unregistered securities:

•	On March 23, 2023, the issuance of an aggregate of 10,174 ordinary shares to US and non-U.S. employees upon settlement of RSUs;

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

DBV Technologies S.A.
(Registrant)

Date: May 4, 2023	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Sébastien Robitaille
Sébastien Robitaille
Chief Financial Officer
(Principal Financial and Accounting Officer)