Form 10-Q
period 2023-06-30
DBV Technologies S.A.
filed 2023-07-31
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Act).    ☐  Yes    ☒  No
As of July 31, 2023, the registrant had 96,250,954 ordinary shares, nominal value €0.10 per share, outstanding including treasury shares.

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

Part I – Financial Information
Item 1. Financial Statements
DBV
Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in thousands, except share and per share data)

		June 30,	December 31,
	Note	2023	2022
Assets
Current assets:
Cash and cash equivalents	3	$173,961	$209,194
Other current assets	4	21,578	13,880

Total current assets		195,539	223,074
Property, plant, and equipment, net		14,135	15,096
Right-of-use assets related to operating leases	5	1,832	2,513
Intangible assets		68	10
Other non-current assets		5,944	5,824

Total non-current assets		21,979	23,444

Total Assets		$217,518	$246,518

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	6	$19,094	$14,473
Short-term operating leases	5	1,944	1,894
Current contingencies	9	5,076	3,944
Other current liabilities	6	7,258	9,210

Total current liabilities		33,373	29,521

Long-term operating leases	5	187	1,127
Non-current contingencies	9	15,731	16,680
Other non-current liabilities	6	3,987	4,735

Total non-current liabilities		19,905	22,543

Total Liabilities		$53,277	$52,064

Shareholders’ equity:
Ordinary shares, €0.10 par value; 96,250,954 and 94,137,145 shares authorized, and issued as of June 30, 2023 and December 31, 2022, respectively		$10,952	$10,720
Additional paid-in capital		375,759	458,221
Treasury stock, 149,972 and 149,793 ordinary shares as of June 30, 2023 and December 31, 2022, respectively, at cost		(1,082)	(1,109)
Accumulated deficit		(210,940)	(259,578)
Accumulated other comprehensive income		687	781
Accumulated currency translation effect		(11,136)	(14,581)

Total Shareholders’ equity	7	$164,240	$194,453

Total Liabilities and Shareholders’ equity		$217,518	$246,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except share and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2023	2022	2023	2022
Operating income	10	$2,288	$1,529	$4,482	$4,074
Operating expenses
Research and development expenses		(17,616)	(18,611)	(33,653)	(30,834)
Sales and marketing expenses		(516)	(1,037)	(950)	(1,500)
General and administrative expenses		(9,231)	(5,704)	(16,120)	(12,334)

Total Operating expenses		(27,364)	(25,352)	(50,723)	(44,669)

Loss from operations		(25,076)	(23,823)	(46,242)	(40,595)

Financial income (expenses)		846	784	1,450	936

Loss before taxes		(24,230)	(23,039)	(44,791)	(39,659)

Income tax		(13)	—	(13)	(87)

Net loss		$(24,243)	$(23,039)	$(44,804)	$(39,746)

Foreign currency translation differences, net of taxes		(221)	(11,394)	3,445	(13,327)
Actuarial gains (losses) on employee benefits, net of taxes		(10)	200	(92)	224

Total comprehensive loss		$(24,475)	$(34,234)	$(41,452)	$(52,849)

Basic/diluted net loss per share attributable to shareholders	14	$(0.26)	$(0.35)	$(0.48)	$(0.66)
Weighted average shares outstanding used in computing per share amounts:		94,324,889	66,047,949	94,150,141	60,490,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

		Six Months Ended June 30,
	Notes	2023	2022
Net loss for the period		$(44,804)	$(39,746)
Adjustments to reconcile net loss to net cash flow provided by (used in) operating activities:
Depreciation, amortization and accrued contingencies		369	1,249
Retirement pension obligations		11	14
Expenses related to share-based payments	8	3,446	2,441
Other elements		23	(3)
Changes in operating assets and liabilities:
Decrease (increase) in other current assets		(6,481)	23,436
(Decrease) increase in trade payables		3,419	5,894
(Decrease) increase in other current and non-current liabilities		(2,913)	(3,040)
Change in operating lease liabilities and right of use assets		535	(1,979)
Net cash flow provided by (used in) operating activities		(46,394)	(11,733)

Cash flows provided by (used in) investing activities:
Acquisitions of property, plant, and equipment, net from proceeds		(275)	(369)
Proceeds from property, plant, and equipment dispositions		—	3
Acquisitions of non-current financial assets		(27)	(279)
Proceeds from non-current financial assets dispositions		4	426

Net cash flows provided by (used in) investing activities		(299)	(218)

Cash flows provided by (used in) financing activities:
Decrease in conditional advances		—	(328)
Treasury shares		27	279
Capital increases, net of transaction costs		7,766	195,270
Other cash flows related to financing activities		—	—

Net cash flows provided by (used in) financing activities		7,793	195,221

Effect of exchange rate changes on cash and cash equivalents		3,668	(12,600)

Net increase (decrease) in cash and cash equivalents		(35,232)	170,670

Net Cash and cash equivalents at the beginning of the period		209,194	77,301

Net cash and cash equivalents at the end of the period	3	$173,961	$247,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2022	55,095,762	$6,538	$358,115	$(1,232)	$(258,528)	$519	$(6,137)	$99,274
Net (loss)	—	—	—	—	(16,706)	—	—	(16,706)
Other comprehensive income (loss)	—	—	—	—	—	24	(1,933)	(1,909)
Issuance of ordinary shares	775	1	—	—	—	—	—	1
Treasury shares	—	—	—	40	—	—	—	40
Share-based payments	—	—	1,363	—	—	—	—	1,363
Other change in equity	—	—	—	—	15	—	(15)	—

Balance at March 31, 2022	55,096,537	$6,539	$359,478	$(1,193)	$(275,219)	$543	$(8,086)	$82,062
Net (loss)	—	—	—	—	(23,039)	—	—	(23,039)
Other comprehensive income (loss)	—	—	—	—	—	200	(11,394)	(11,194)
Issuance of ordinary shares	38,926,142	4,170	103,007	—	—	—	—	107,176
Issuance of warrants	—	—	88,094	—	—	—	—	88,094
Treasury shares	—	—	—	240	—	—	—	240
Share-based payments	—	—	1,078	—	—	—	—	1,078
Allocation of accumulated net losses	—	—	(95,209)	—	95,209	—	—	—

Balance at June 30, 2022	94,022,679	$10,708	$456,447	$(953)	$(203,050)	$743	$(19,480)	$244,416

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2023	94,137,145	$10,720	$458,221	$(1,109)	$(259,578)	$781	$(14,581)	$194,453
Net (loss)	—	—	—	—	(20,561)	—	—	(20,561)
Other comprehensive income (loss)	—	—	—	—	—	(82)	3,666	3,584
Issuance of ordinary shares	10,174	1	(1)	—	—	—	—	—
Treasury shares	—	—	—	(14)	—	—	—	(14)
Share-based payments	—	—	1,632	—	—	—	—	1,632

Balance at March 31, 2023	94,147,319	$10,721	$459,852	$(1,123)	$(280,138)	$698	$(10,915)	$179,094
Net (loss)	—	—	—	—	(24,243)	—	—	(24,243)
Other comprehensive income (loss)	—	—	—	—	—	(10)	(221)	(232)
Issuance of ordinary shares	2,103,635	231	7,535	—	—	—	—	7,766
Treasury shares	—	—	—	42	—	—	—	42
Share-based payments	—	—	1,814	—	—	—	—	1,814
Allocation of accumulated net losses	—	—	(93,441)	—	93,441	—	—	—

Balance at June 30, 2023	96,250,954	$10,952	$375,759	$(1,082)	$(210,940)	$687	$(11,136)	$164,240
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
On an
on-going
basis, management evaluates its estimates, primarily those related to: (1) evaluation of costs and measure of progress of the development activities conducted as part of the collaboration agreement with Nestlé Health Science, (2) research tax credits, (3) assumptions used in the valuation of right of use assets—operating lease, (4) impairment of right-of-use
assets related to leases and property, plant and equipment, (5) recoverability of the Company’s net deferred tax assets and related valuation allowance, (6) assumptions used in the valuation model to determine the fair value and vesting conditions of share-based compensation plan, (7) estimate of contingencies, and (8) estimate of employee benefits obligations.
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
In October 2021, the FASB issued ASU
2021-08,
which amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This amendment is effective for public business entities for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of this new standard has no impact on the consolidated financial statements.

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
Note 2: Significant Events and Transactions
Clinical programs
United States Regulatory History and Current Status
In January 2021, the Company received written responses from the FDA to questions provided in the Type A meeting request the Company submitted in October 2020 following receipt of the Complete Response Letter. The FDA agreed with its position that a modified Viaskin Peanut patch should not be considered as a new product entity provided the occlusion chamber of the current Viaskin Peanut patch and the peanut protein dose of 250 µg (approximately 1/1000 of one peanut) remains unchanged and performs in the same way it has performed previously. In order to confirm the consistency of efficacy data between the existing and a modified patch, FDA requested an assessment comparing the uptake of allergen (peanut protein) between the patches in peanut allergic children ages
4-11.
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
.
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
On September 7, 2022, the Company announced the initiation of VITESSE, a new Phase 3 pivotal study of the modified Viaskin Peanut (mVP) patch in children ages
4-7
years with peanut allergy. We defined initiation as the submission of the trial protocol to selected study sites for subsequent Institution al
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
Viaskin Peanut for children ages
4-11—European
Union Regulatory History and Current Status
On August 2, 2021, the Company announced it received from the European Medicines Agency (“EMA”) of the Day 180 list of outstanding issues, which is an established part of the prescribed EMA review process. It is a letter that is meant to include any remaining questions or objections at that stage in the process. The EMA indicated many of their objections and major objections from the Day 120 list of questions had been answered. One major objection remained at Day 180. The Major Objection questioned the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study.
On December 20, 2021, the Company announced it had withdrawn the Marketing Authorization Application (“MAA”) for Viaskin Peanut and formally notified the EMA of our decision. The initial filing was supported by data from a single, placebo-controlled Phase 3 pivotal trial known as PEPITES
(V712-301).
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
On April 19, 2023,
the Company announced it will begin a new safety study after it received confirmation from the FDA that the EPITOPE study meets the pre-specified

criteria for success for the primary endpoint, with no additional efficacy study requested. This safety study will increase the safety data collected from EPITOPE in support of a BLA. It will also generate patch adhesion data and will include updated instructions for use.
On May 10, 2023, the New England Journal of Medicine (NEJM) published results that demonstrated epicutaneous immunotherapy (EPIT) with VP was statistically superior to placebo in desensitizing children to peanut exposure
by increasing the peanut dose that triggers allergic symptoms. As stated in an accompanying editorial piece, these data are seen as “very good news” for toddlers with peanut allergy, as there are currently no approved treatment options for peanut-allergic children under the age of 4 years. Following this publication, the Company confirmed it is advancing regulatory efforts for VP in toddlers ages
1-3
years old with a confirmed peanut allergy.
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
Financing
In June 2023, the Company issued and completed sales of new ordinary shares (the “Ordinary Shares”) in the
form of American Depositary Shares (“ADSs”), for a total gross amount of $7.8 million, under the
At-The-Market
(“ATM”) program established in May 2022. In this context, 2,052,450 new Ordinary Shares in the
form of ADS have been issued through a capital increase without preferential subscription rights of the shareholders reserved to specific categories of persons fulfilling certain characteristics (the “ATM Issuance”), at a unit subscription price of 1.90 dollar per ADS (i.e., a subscription price per Ordinary Share of 3.52 euro based on the USD/EUR exchange rate of 1.0809 dollar for 1 euro, as published by the European Central Bank on June 14, 2023) and each ADS giving the right to receive one-half
of one ordinary share of the Company.
Legal Proceedings
From time to time, the Company may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The Company is not currently subject to any material legal proceedings.

Note 3: Cash and Cash Equivalents
The following tables summarize the cash and cash equivalents as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Cash	24,111	30,104
Cash equivalents	149,850	179,090

Total cash and cash equivalents as reported in the statements of financial position	173,961	209,194

Bank overdrafts	—	—

Total cash and cash equivalents as reported in the statements of cash flows	173,961	209,194
Cash equivalents are immediately convertible into cash at no or insignificant cost, on demand. They are measured using level 1 fair value measurements.
Note 4 Other Current Assets
Other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Research tax credit	9,662	5,792
Other tax claims	5,851	3,903
Prepaid expenses	4,494	2,680
Other receivables	1,571	1,504

Total	21,578	13,880

Research tax credit
The variance in Research Tax Credit is presented as follows:

Amount in thousands of US Dollars
Opening research tax credit receivable as of January 1, 2023	5,792
+ Operating revenue	3,741
- Payment received	—
- Adjustment and currency translation effect	130

Closing research tax credit receivable as of June 30, 2023	9,662

Of which - Non-current portion	—
Of which - Current portion	9,662
Before currency translation effect, the balance in research tax credit as of June 30, 2023, consisted of $5.8 million research tax credit for the 2022 fiscal year filed with the tax authorities and yet to be reimbursed, and $3.7 million estimated research tax credit for the first six months of the 2023 fiscal year.
The other tax claims are primarily related to the VAT as well as the reimbursement of VAT that has been requested. Prepaid expenses are comprised primarily of insurance expenses, as well as legal and scientific consulting fees. Prepaid expenses also include upfront payments which are recognized over the term of the ongoing clinical studies.

Note 5 Lease contracts
Future minimum lease payments under the Company’s operating leases’ right of use as of June 30, 2023 and December 31, 2022, are as follows:

	June 30, 2023			December 31, 2022
	Real estate	Other assets	Total	Real estate	Other assets	Total
Current portion	1,886	74	1,961	1,972	79	2,051
Year 2	291	43	334	1,168	74	1,243
Year 3	—	—	—	65	6	71
Thereafter	—	—	—	—	—	—

Total minimum lease payments	2,177	118	2,295	3,204	160	3,364
Less: Effects of discounting	(153)	(10)	(163)	(325)	(17)	(343)

Present value of operating lease	2,024	107	2,131	2,879	143	3,021
Less: current portion	(1,873)	(72)	(1,944)	(1,823)	(71)	(1,894)

Long-term operating lease	151	36	187	1,055	72	1,127

Weighted average remaining lease term (years)	0.95	—		1.40	—
Weighted average discount rate	2.90%	2.50%		3.00%	2.45%
The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	June 30,
	2023	2022
Operating lease expense / (income)	1,543	950
Net termination impact	(920)	(1,657)
Supplemental cash flow information related to operating leases is as follows for the period June 30, 2023 and 2022:

	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	963	1,079
Note 6: Trade Payables and Other Current Liabilities
6.1 Trade Payables
Trade payables increased by $4.6 million as of June 30, 2023, compared to December 31, 2022.
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each period presented.

6.2 Other Liabilities
The following tables summarize the other liabilities as of June 30, 2023 and December 31, 2022:

	June 30,			December 31,
	2023			2022
	Other current liabilities	Other non-current liabilities	Total	Other current liabilities	Other non-current liabilities	Total
Employee related liabilities	4,374	—	4,374	5,872	45	5,917
Deferred income	2,264	3,987	6,251	2,137	4,690	6,828
Tax liabilities	187	—	187	69	—	69
Other debts	433	—	433	1,131	—	1,131

Total	7,258	3,987	11,245	9,210	4,735	13,945

The Employee related liabilities include short-term debt to employees including social welfare and tax agency obligations.
Deferred income primarily includes deferred income from the collaboration agreement with Nestlé Health Science.
Note 7: Shareholders’ equity
The share capital as of June 30, 2023 is set at the sum of €9,625,095.40 ($10,952 thousands converted at historical rates). It is divided into 96,250,954 fully authorized, subscribed and paid-up
ordinary shares with a par value of €0.10.
Pursuant to the authorization granted by the General Meeting of the Shareholders held on April 12, 2023 (the “SH General Meeting”), the accumulated net losses of DBV Technologies S.A. after appropriation of the net result for the year ended December 31, 2022, have been allocated to additional paid-in
capital.
Note 8: Share-Based Payments
The Board of Directors has been authorized by the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options plan (“SO”), and non-employee
warrants (
Bons de Souscription d’Actions
or “BSA”).
During the six months ended June 30, 2023, the Company granted 59,200 stock options and 35,800 restricted stock units to employees. There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 12 to the consolidated financial statements included in the Annual Report.
Change in Number of BSA/SO/RSU:

	Number of outstanding
	BSA	SO	RSUs
Balance as of December 31, 2022	251,693	5,306,569	1,589,081
Granted during the period	—	59,200	35,800
Forfeited during the period	—	(75,200)	(54,444)
Exercised/released during the period	—	—	(61,359)
Expired during the period	—	—	—

Balance as of June 30, 2023	251,693	5,290,569	1,509,078

Share-based payments expense reflected in the condensed consolidated statements of operations is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Research & development	SO	(465)	(290)	(894)	(665)
	RSU	(271)	(185)	(529)	(393)
Sales & marketing	SO	(27)	(38)	(54)	(33)
	RSU	(8)	(17)	(17)	(16)
General & administrative	SO	(925)	(478)	(1,722)	(1,176)
	RSU	(118)	(70)	(231)	(157)

Total share-based compensation (expense)		(1,814)	(1,078)	(3,446)	(2,441)

Note 9: Contingencies
The following tables summarize the contingencies as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Current contingencies	5,076	3,944
Non-current contingencies	15,731	16,680

Total contingencies	20,807	20,625

The changes in contingencies are as follows:

	Pension retirement obligations	Collaboration agreement - Loss at completion	Other contingencies	Total
At January 1, 2023	790	19,835	—	20,625
Increases in liabilities	11	—	780	791
Used liabilities	—	—	—	—
Reversals of unused liabilities	—	(1,083)	—	(1,083)
Net interest related to employee benefits, and unwinding of discount	—	—	—	—
Actuarial gains and losses on defined-benefit plans	93	—	—	93
Currency translation effect	15	366	—	381

At June 30, 2023	909	19,118	780	20,807

Of which Current	—	4,296	780	5,076
Of which Non-current	909	14,822	—	15,731
The Company does not hold any plan assets related to long-term employee benefit for any of the periods presented. There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 13 to the consolidated financial statements included in the Annual Report.
In 2022 and during the first six months of 2023, the Company updated its measurement of progress of the Phase 2 clinical trial (“PII”) conducted as part of the collaboration and license agreement with Nestlé Health Sciences and updated the cumulative income recognized. The Company recognized a reversal of $1.1 million of the loss for completion recorded in the amount of the excess between the Company’s current best estimates of costs yet to be incurred and income yet to be recognized for the completion of the PII.
The other contingencies mainly consisted of a provision for refurbishment amounting to the best estimate of costs to be incurred in case the Montrouge office lease agreement is not renewed at its July 2024 term.

Note 10: Operating income
The following table summarizes the operating income during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research tax credit	1,975	1,491	3,741	3,060
Other operating income	312	37	741	1,014

Total	2,288	1,529	4,482	4,074

The increase in operating income was primarily due to the increase in the research and development costs eligible to research tax credit in France.
The Company recognizes as other operating income accrued revenues based on its updated measurement of progress of the Phase 2 clinical trial conducted as part of the collaboration agreement with Nestlé. Moreover, the loss for completion recorded in the amount of the difference between the Company’s current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase 2 clinical trial was updated accordingly as of June 30, 2023 (see note 9 related to contingencies).
Note 11: Allocation of Personnel Expenses
The Company had an average of 88 employees during the six months ended June 30, 2023, in comparison with an average of 87 employees during the six months ended June 30, 2022.
The following table summarizes the allocation of personnel expenses by function during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and Development expenses	4,014	3,097	8,020	6,172
Sales and Marketing expenses	208	344	373	589
General and Administrative expenses	2,858	2,767	5,958	5,362

Total personnel expenses	7,079	6,208	14,351	12,123

The following table summarizes the allocation of personnel expenses by nature during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Wages and salaries	4,078	3,509	8,516	7,497
Social security contributions	1,185	1,256	1,884	1,507
Expenses for pension commitments	246	211	504	509
Employer contribution to bonus shares	(244)	154	—	170
Share-based payments	1,814	1,078	3,446	2,441

Total	7,079	6,208	14,351	12,123

The increase in personnel expenses was mainly due to recruitment of US employees partially offset by the departure of non-US
employees, and the increase of charges related to share-base payments.
Note 12: Commitments
There were no significant changes in other commitments from those disclosed in Note 17 to the consolidated financial statements included in the Annual Report.

Note 13: Relationships with Related Parties
The Company’s related parties exclusively consisted of the members of the Board of Directors and the members of the Executive Committee. As of June 30, 2023, the total amount of remuneration granted to the members of the Board of Directors and Executive Committee has not significantly changed since December 31, 2022.
There were no new significant related-party transactions during the period nor any changes in the nature of the transactions from those described in Note 18 to the consolidated financial statements included in the Annual Report.
Note 14: Loss Per Share
Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the three- and six-month
periods ended June 30, 2023 and 2022, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive as a result of the Company’s net loss.
The following is a summary of the ordinary share equivalents that were excluded from the calculation of diluted net loss per share for each of the three and six months ended June 30, 2023 and 2022 indicated in number of potential shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-employee warrants	251,693	256,693	251,693	256,693
Stock options	5,290,569	3,442,358	5,290,569	3,442,358
Restricted stock units	1,509,078	1,145,223	1,509,078	1,145,223
Prefunded warrants	28,276,331	28,276,331	28,276,331	28,276,331
Note 15: Events after the Close of the Period
The Company evaluated subsequent events that occurred after June 30, 2023, through the date the condensed consolidated financial statements were issued after their approval by the Board of Directors on July 28, 2023, and determined that there are no significant events that require adjustments or disclosure in such condensed consolidated financial statements.

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

Overview

We are a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin. Our therapeutic approach is based on epicutaneous immunotherapy, or EPITTM, our proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin, an epicutaneous patch (i.e., a skin patch). We have generated significant data demonstrating that Viaskin’s mechanism of action is novel and differentiated, Viaskin targets specific antigen-presenting immune cells in the skin, called Langerhans cells, that capture the antigen and migrate to the lymph node in order to activate the immune system without passage of the antigen into the bloodstream, minimizing systemic exposure in the body. We are advancing this unique technology to treat children suffering from food allergies, for whom safety is paramount, since the introduction of the offending allergen into their bloodstream can cause severe or life-threatening allergic reactions, such as anaphylactic shock. We believe Viaskin may offer convenient, self-administered, non-invasive immunotherapy to patients, if approved.

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

On May 10, 2023, the New England Journal of Medicine (NEJM) published results that demonstrated epicutaneous immunotherapy (EPIT) with VP was statistically superior to placebo in desensitizing children to peanut exposure by increasing the peanut dose that triggers allergic symptoms. As stated in an accompanying editorial piece, these data are seen as “very good news” for toddlers with peanut allergy, as there are currently no approved treatment options for peanut-allergic children under the age of 4 years. Following this publication, the Company confirmed it is advancing regulatory efforts for VP in toddlers ages 1-3 years old with a confirmed peanut allergy.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the revenue, costs and expenses recognized during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no new policies or significant changes to our critical accounting policies as disclosed in the critical accounting policies described in the Annual Report. Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of our Annual Report.

Business trends and Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars, for the three months ended June 30, 2023 and 2022.

	Three months ended June 30,
	2023	2022	$ change	% change
Operating income	$2,288	$1,529	759	50%
Operating expenses
Research and development expenses	(17,616)	(18,611)	995	(5)%
Sales and marketing expenses	(516)	(1,037)	520	(50)%
General and administrative expenses	(9,231)	(5,704)	(3,527)	62%

Total Operating expenses	(27,364)	(25,352)	(2,012)	8%

Financial income (expenses)	846	784	62	8%

Income tax	(13)	—	(13)	—

Net loss	$(24,243)	$(23,039)	(1,204)	5%

Basic/diluted Net loss per share attributable to shareholders	$(0.26)	$(0.35)

Operating Income

The following table summarizes our operating income during the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022	$ change	% change
Sales	—	—	—	—
Other income	2,288	1,529	759	50%
Research tax credit	1,975	1,491	484	32%
Other operating income	312	37	275	734%

Total operating income	2,288	1,529	759	50%

Our operating income is primarily generated from the French research tax credit (Crédit d’Impôt Recherche, or “CIR”), and revenues recognized as part of our collaboration agreement with Nestlé Health Science. We generated operating income of $2.3 million during the three months ended June 30, 2023 compared to $1.5 million during the three months ended June 30, 2022.

The increase in operating income was primarily due to the increase by $0.5 million in French research tax credit as the eligible employee-related costs increased to support research and development activities (1) after the initiation of the VITESSE trial with the first patient screened in March 2023, and (2) as part of the new safety study for toddlers after the FDA confirmed additional safety data is required for BLA.

In addition, other operating income increased by $0.3 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, after we updated the measurement of progress of the Phase 2 clinical trial conducted as part of the Nestlé’s collaboration agreement.

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
Research and Development expenses	2023	2022	$ change	% change
External clinical-related expenses	11,421	11,664	(243)	(2)%
Employee-related costs (excl. share-based payments)	3,278	2,622	656	25%
Share-based payment expenses	736	475	261	55%
Depreciation, amortization and other costs	2,181	3,850	(1,669)	(43)%

Total Research and Development expenses	17,616	18,611	(995)	50%

Research and Development expenses decreased by $1.0 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to the reversal of $1.1 million of the loss at completion recorded as other costs on the Phase 2 clinical trial conducted as part of the collaboration agreement with Nestlé. During the three months ended June 30, 2022, the loss at completion was impacted by additional clinical and production costs following increasing timing to achieve upcoming milestones. During the three months ended June 30, 2023, there were no changes to the timing to completion.

In addition external clinical expenses decreased by $0.2 million as a result of differences in phasing of on-going clinical trials between the three months ended June 30, 2022 and the three months ended June 30, 2023.

Decreases in impacts of the loss at completion and in external clinical-related expenses were partially offset by the increase by $0.7 million in employee-related costs (excl. share-based payments) to support research and development activities (1) after the initiation of the VITESSE trial with the first patient screened in March 2023, and (2) as part of the new safety study for toddlers after the FDA confirmed additional safety data is required for BLA.

Sales and Marketing expenses

The following table summarizes our sales and marketing expenses incurred during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
Sales and Marketing expenses	2023	2022	$ change	% change
External professional services	80	399	(319)	(80)%
Employee-related costs (excl. share-based payments)	173	289	(116)	(40)%
Share-based payment expenses	35	55	(20)	(36)%
Depreciation, amortization and other costs	229	294	(65)	(22)%

Total Sales and Marketing expenses	516	1,037	(520)	(50)%

Sales and marketing expenses decreased by $0.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to a decrease of external professional services and employee-related costs.

General and Administrative expenses

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
General and Administrative expenses	2023	2022	$ change	% change
External professional services	3,806	1,771	2,034	115%
Employee-related costs (excl. share-based payments)	1,814	2,220	(405)	(18)%
Share-based payment expenses	1,043	548	496	91%
Depreciation, amortization and other costs	2,568	1,166	1,402	120%

Total General and Administrative expenses	9,231	5,704	3,527	62%

General and Administrative expenses increased by $3.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, mainly due to one-time costs associated with financing activities, organizational planning, market research and planning activities. In addition, we recorded a provision amounting to $0.7 million as of June 30, 2023, as our best estimate of costs to be incurred if the Montrouge office lease agreement is not renewed at its July 2024 terms.

Financial income (expense)

Our financial income was $0.8 million for the three months ended June 30, 2023, compared to a financial income of $0.8 million for the three months ended June 30, 2022. This item mainly includes the financial income on our financial assets.

Income tax

Our income tax expense was nil for the three months ended June 30, 2023 and June 30, 2022.

Net loss

Net loss was $24.2 million for the three months ended June 30, 2023, compared to $23 million for the three months ended June 30, 2022. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.26 and $0.35 for the three months ended June 30, 2023 and 2022, respectively.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars, for the six months ended June 30, 2023 and 2022.

	Six months ended June 30,
	2023	2022	$ change	% change
Operating income	$4,482	$4,074	407	10%
Operating expenses
Research and development expenses	(33,653)	(30,834)	(2,819)	9%
Sales and marketing expenses	(950)	(1,500)	551	(37)%
General and administrative expenses	(16,120)	(12,334)	(3,786)	31%

Total Operating expenses	(50,723)	(44,669)	(6,054)	14%

Financial income (expense)	1,450	936	515	55%

Income tax	(13)	(87)	74	(85)%

Net loss	$(44,804)	$(39,746)	(5,058)	13%

Basic/diluted Net loss per share attributable to shareholders	$(0.48)	$(0.66)

Operating Income

The following table summarizes our operating income during the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022	$ change	% change
Sales	—	—
Other income	4,482	4,074	407	10%
Research tax credit	3,741	3,060	680	22%
Other operating income	741	1,014	(273)	(27)%

Total operating income	4,482	4,074	407	10%

Our operating income consisted of the French research tax credit (Crédit d’Impôt Recherche, or “CIR”), and revenues recognized as part of our collaboration agreement with Nestlé Health Science. We generated operating income of $4.5 million during the six months ended June 30, 2023 compared to $4.1 million during the six months ended June 30, 2022.

The increase in operating income was due to the increase by $0.7 million in the French research tax credit as both eligible employee-related costs and eligible external clinical-related expenses increased to support research and development activities (1) after the initiation of the VITESSE trial with the first patient screened in March 2023, and (2) as part of the new safety study for toddlers after the FDA confirmed additional safety data is required for BLA.

The increase in research tax credit was partially offset by the decrease by $0.3 million in other operating income for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, after we updated the measurement of progress of the Phase 2 clinical trial conducted as part of the Nestlé’s collaboration agreement.

Operating Expenses

Research and Development Expenses

The following table summarizes our R&D expenses incurred during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
Research and Development expenses	2023	2022	$ change	% change
External clinical-related expenses	21,892	19,014	2,878	15%
Employee-related costs (excl. share-based payments)	6,598	5,114	1,484	29%
Share-based payment expenses	1,423	1,058	365	34%
Depreciation, amortization and other costs	3,741	5,648	(1,908)	(34)%

Total Research and Development expenses	33,653	30,834	2,819	9%

Research and Development expenses increased by $2.8 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the increase by $2.9 million and by $1.5 million in external clinical-related expenses and in employee-related costs (excl. share-based payments) respectively, to support research and development activities (1) after the initiation of the VITESSE trial with the first patient screened in March 2023, and (2) as part of the new safety study for toddlers after the FDA confirmed additional safety data is required for BLA.

Increases in both external clinical-related expenses and employee-related costs were partially offset by the reversal of $1.1 million of the loss at completion recorded as other costs on the Phase 2 clinical trial conducted as part of the collaboration agreement with Nestlé. During the six months ended June 30, 2022, the loss at completion was impacted by additional clinical and production costs following increasing timing to achieve upcoming milestones. During the six months ended June 30, 2023, there were no changes to the timing to completion.

Sales and Marketing expenses

The following table summarizes our sales and marketing expenses incurred during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
Sales and Marketing expenses	2023	2022	$ change	% change
External professional services	348	521	(173)	(33)%
Employee-related costs (excl. share-based payments)	303	539	(237)	(44)%
Share-based payment expenses	70	49	21	41%
Depreciation, amortization and other costs	229	391	(162)	(41)%

Total Sales and Marketing expenses	950	1,500	(551)	(37)%

Sales and marketing expenses decreased by $ 0.6 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a decrease of external professional services and employee-related costs.

General and Administrative expenses

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
General and Administrative expenses	2023	2022	$ change	% change
External professional services	5,512	2,879	2,633	91%
Employee-related costs (excl. share-based payments)	4,005	4,029	(25)	(1)%
Share-based payment expenses	1,954	1,333	620	47%
Depreciation, amortization and other costs	4,650	4,093	557	14%

Total General and Administrative expenses	16,120	12,334	3,786	31%

General and Administrative expenses increased by $3.8 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, mainly due to one-time costs associated with financing activities, organizational planning, market research and planning activities. In addition, we recorded a provision amounting to $0.7 million as of June 30, 2023, as our best estimate of costs to be incurred if the Montrouge office lease agreement is not renewed at its July 2024 terms.

Financial income (expense)

Our financial income was $1.5 million for the six months ended June 30, 2023, compared to a financial income of $0.9 million for the six months ended June 30, 2022. This item mainly includes financial income on our financial assets.

Income tax

Our income tax expense was nil for the six months ended June 30, 2023 and June 30, 2022.

Net loss

Net loss was $ 44.8 million for the six months ended June 30, 2023, compared to $39.7 million for the six months ended June 30, 2022. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.48 and $0.66 for the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Financial Condition

On June 30, 2023, we had $174 million in cash and cash equivalents compared to $209.2 million of cash and cash equivalents on December 31, 2022. We have incurred operating losses and negative cash flows from operations since our inception. Net cash used for operating activities was $ 46.4 million and $11.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we recorded a net loss of $ 44.8 million. Our net cash flows provided by financing activities decreased to $7.8 million during the six months ended June 30, 2023 from $195.2 million during the six months ended June 30, 2022 due to more important financing operations in first semester of 2022 (May 2022 ATM and June 2022 PIPE) compared to 2023 (June 2023 ATM).

Our condensed consolidated financial statements have been prepared on a going concern basis assuming that based on our current operations, as well as our plans and assumptions, we expect that our balance of cash and cash equivalents at closing date will be sufficient to fund our operations for at least the next 12 months. As such, no adjustments have been made to the condensed consolidated financial statements relating to the recoverability and classification of the asset carrying amounts or classification of liabilities that might be necessary should we not be able to continue as a going concern.

Sources of Liquidity and Material Cash Requirements

We have incurred net losses each year since our inception. Substantially all of our net losses resulted from costs incurred in connection with our development programs and from general and administrative expenses associated with our operations. We have not incurred any bank debt.

Payments associated with Research tax credits (Crédit d’Impôt Recherche) contribute to fund our short-term cash requirements. We intend to seek additional capital as we prepare for the launch of Viaskin Peanut, if approved, and continue other research and development efforts. We may seek to finance our future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive financings.

In May 2022, we established an At-The-Market (“ATM”) program to offer and sell, including with unsolicited investors who have expressed an interest, a total gross amount of up to $100 million of American Depositary Shares (“ADSs”), each ADS representing one-half of one ordinary share of the Company. The ATM program is intended to be effective through the expiration of the Company’s existing registration statement registering the ADSs to be issued under the ATM program, i.e. until July 16, 2024, unless terminated prior to such date in accordance with the sales agreement or the maximum amount of the program has been reached. The Company’s intent is to use the net proceeds, if any, of sales of ADSs issued under the program, together with its existing cash and cash equivalents, primarily for activities associated with potential approval and launch of Viaskin Peanut, as well as to advance the development of the Company’s product candidates using its Viaskin Peanut platform and for working capital and other general corporate purposes.

Pursuant to the ATM program, the Company issued and completed sales of new Ordinary Shares in the form of ADSs for a total gross amount of $15.3 million on May 4, 2022, and of $7.8 million on June 14, 2023. Respectively, 6,036,238 and 2,052,450 new Ordinary Shares in the form of ADSs were issued through a capital increase without preferential subscription rights of the shareholders reserved to specific categories of persons fulfilling certain characteristics (the “ATM issuance”), at a unit subscription price of $1.27 and $1.90 per ADS, each ADS giving the right to receive one-half of one ordinary share of the Company.

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

Operating leases

Our corporate headquarters are located in Montrouge, France. Our principal offices occupy a 4,470 square meter facility, pursuant to a lease agreement dated March 3, 2015, and represents a $0.8 million cash requirement as of June 30, 2023 which expires July 31, 2024.

Our primary U.S. office is located in Basking Ridge, New Jersey. In March 2022, we entered into a lease agreement, commencing on April 1, 2022 and effective for 38 months, for an office of 5,799 square feet in Basking Ridge, New Jersey. The Basking Ridge office represent a $0.1 million cash requirement as of June 30, 2023 which expires June 1, 2025.

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

Summary Statement of Cash Flows

The table below summarizes our sources and uses of cash for the six months ended June 30, 2023 and 2022.

	Six months ended June 30,
(Amounts in thousands of U.S. Dollars)	2023	2022	$ change	% of change
Net cash flow used in operating activities	(46,394)	(11,733)	(34,661)	295%
Net cash flow used in investing activities	(299)	(218)	(80)	37%
Net cash flow provided by financing activities	7,793	195,222	(187,429)	(96)%
Effect of exchange rate changes on cash and cash equivalents	3,668	(12,600)	16,268	(129)%

Net (decrease) increase in cash and cash equivalents	(35,232)	170,670	(205,903)	(121)%

Operating Activities

Our net cash flows used in operating activities were $46.4 million and $11.7 million during the six months ended June 30, 2023 and 2022, respectively. Our net cash flows used in operating activities increased by $ 34.7 million, mainly due to the repayment in 2022 of the research tax credit receivable relating to fiscal years 2019 to 2021 for €24.8 million (corresponding to $28.1 million on the basis of 2021 closing exchange rate). The increase is also explained by the change in trade payables during the six months period ended June 30, 2023 compared to the six months period ended June 30, 2022.

Investing Activities

Our net cash flows used in investing activities were $0.3 million and $0.2 million during the six months ended June 30, 2023 and 2022, respectively.

Financing Activities

Our net cash flows provided by financing activities was $ 7.8 million during the six months ended June 30, 2023 that consisted of the ATM in June 2023 compared to $195.2 million during the six months ended June 30, 2022, that consisted of the May 2022 ATM and the June 2022 PIPE.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on its evaluation as of June 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2023, we issued the following unregistered securities:

•	On March 23, 2023, the issuance of an aggregate of 10,174 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs;

•	On May 19, 2023, the issuance of an aggregate of 2,500 ordinary shares to a non-U.S. employee upon settlement of RSUs;

•	On May 22, 2023, the issuance of an aggregate of 14,364 ordinary shares to non-U.S. employees upon settlement of RSUs; and

•	On May 24, 2023, the issuance of an aggregate of 34,321 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

Exhibit Index

Exhibit	Description	Incorporated by Reference
		Schedule/ Form	File Number	Exhibit	File Date

3.1	By-laws (statuts) of the registrant (English translation)	10-Q	001-36697	3.1	5/04/23

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Amended

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	Description	Incorporated by Reference
		Schedule/ Form	File Number	Exhibit	File Date

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

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

DBV Technologies S.A.
(Registrant)

Date: July 31, 2023	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2023	By:	/s/ Sébastien Robitaille
Sébastien Robitaille
Chief Financial Officer
(Principal Financial and Accounting Officer)