Form 10-Q
period 2023-09-30
DBV Technologies S.A.
filed 2023-10-31
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-36697

DBV TECHNOLOGIES S.A.
(Exact name of registrant as specified in its charter)

France State or other jurisdiction of incorporation or organization	Not applicable (I.R.S. Employer Identification No.)

177-181 avenue Pierre Brossolette	N/A
92120 Montrouge France (Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code +33 1 55 42 78 78

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing	DBVT	The Nasdaq Stock Market LLC
one-half of one ordinary share, nominal value
€0.10 per share
Ordinary shares, nominal value €0.10 per share*	n/a	The Nasdaq Stock Market LLC

*	Not for trading, but only in connection with the registration of the American Depositary Shares.

Securities	registered pursuant to section 12(g) of the Act: None.
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
of the Act). ☐ Yes ☒ No
As of October 31, 2023, the registrant had 96,288,553 ordinary shares, nominal value €0.10 per share, outstanding including treasury shares.

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

•	the timing and anticipated results of interactions with regulatory agencies;

•	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;

•	the sufficiency of existing capital resources;

•	our business model and our other strategic plans for our business, product candidates and technology;

•	our ability to manufacture clinical and commercial supplies of our product candidates and comply with regulatory requirements related to the manufacturing of our product candidates;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize Viaskin Peanut and/or our other product candidates, if approved;

•	the commercialization of our product candidates, if approved;

•	our expectations regarding the potential market size and the size of the patient populations for Viaskin Peanut and/or our other product candidates, if approved, and our ability to serve such markets;

•	the pricing and reimbursement of our product candidates, if approved;

•	the rate and degree of market acceptance of Viaskin Peanut and/or our other product candidates, if approved, by physicians, patients, third- party payors and others in the medical community;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

•	our ability to maintain and establish collaborations or obtain additional grant funding;

•	our financial performance;

•	developments relating to our competitors and our industry, including competing therapies; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors.”
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward- looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form
10-K
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

Part I – Financial Information
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in thousands, except share and per share data)

		September 30,	December 31,
	Notes	2023	2022

Assets
Current assets:
Cash and cash equivalents	3	$149,135	$209,194
Other current assets	4	20,136	13,880

Total current assets		169,270	223,074
Property, plant, and equipment, net		13,094	15,096
Right-of-use assets related to operating leases	5	1,389	2,513
Intangible assets		61	10
Other non-current assets		5,970	5,824

Total non-current assets		20,513	23,444

Total Assets		$189,783	$246,518

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	6	$16,654	$14,473
Short-term operating leases	5	1,522	1,894
Current contingencies	9	4,596	3,944
Other current liabilities	6	8,671	9,210

Total current liabilities		31,443	29,521

Long-term operating leases	5	94	1,127
Non-current contingencies	9	11,553	16,680
Other non-current liabilities	6	2,702	4,735

Total non-current liabilities		14,349	22,543

Total Liabilities		$45,792	$52,064

Shareholders’ equity:
Ordinary shares, €0.10 par value; 96,253,553 and 94,137,145 shares authorized, and issued as of September 30, 2023 and December 31, 2022, respectively		$10,953	$10,720
Additional paid-in capital		376,249	458,221
Treasury stock, 175,481 and 149,793 ordinary shares as of September 30, 2023 and December 31, 2022, respectively, at cost		(1,163)	(1,109)
Accumulated deficit		(227,677)	(259,578)
Accumulated other comprehensive income		761	781
Accumulated currency translation effect		(15,132)	(14,581)

Total Shareholders’ equity	7	$143,991	$194,453

Total Liabilities and Shareholders’ equity		$189,783	$246,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	Notes	2023	2022	2023	2022

Operating income	10	$2,372	$2,074	$6,853	$6,148
Operating expenses
Research and development expenses		(13,795)	(15,096)	(47,448)	(45,930)
Sales and marketing expenses		(663)	(159)	(1,613)	(1,659)
General and administrative expenses		(6,184)	(4,839)	(22,304)	(17,173)

Total Operating expenses		(20,642)	(20,094)	(71,365)	(64,762)

Loss from operations		(18,270)	(18,020)	(64,512)	(58,614)

Financial income (expenses)		1,534	732	2,984	1,668

Loss before taxes		(16,736)	(17,287)	(61,527)	(56,946)

Income tax		—	—	(13)	(87)

Net loss		$(16,736)	$(17,287)	$(61,540)	$(57,033)

Foreign currency translation differences, net of taxes		(3,996)	(15,425)	(551)	(28,752)
Actuarial gains (losses) on employee benefits, net of taxes		73	41	(19)	264
Total comprehensive loss		$(20,659)	$(32,672)	$(62,111)	$(85,520)

Basic/diluted net loss per share attributable to shareholders	14	$(0.17)	$(0.18)	$(0.65)	$(0.79)

Weighted average shares outstanding used in computing per share amounts:		96,075,540	93,905,050	94,801,569	71,779,572
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	Notes	2023	2022

Net loss for the period		$(61,540)	$(57,033)
Adjustments to reconcile net loss to net cash flow provided by (used in) operating activities:
Depreciation, amortization and accrued contingencies		(3,072)	1,140
Retirement pension obligations		58	58
Expenses related to share-based payments	8	4,800	3,416
Other elements		23	(3)
Changes in operating assets and liabilities:
Decrease (increase) in other current assets		(5,850)	20,900
(Decrease) increase in trade payables		1,691	5,699
(Decrease) increase in other current and non-current liabilities		(2,547)	(3,405)
Change in operating lease liabilities and right of use assets		471	(2,554)
Net cash flow provided by (used in) operating activities		(65,967)	(31,781)

Cash flows provided by (used in) investing activities:
Acquisitions of property, plant, and equipment, net from proceeds		(325)	(742)
Proceeds from property, plant, and equipment dispositions		—	3
Acquisitions of non-current financial assets		(54)	(149)
Proceeds from non-current financial assets dispositions		(242)	822

Net cash flows provided by (used in) investing activities		(621)	(66)

Cash flows provided by (used in) financing activities:
Decrease in conditional advances		—	(479)
Treasury shares		54	149
Capital increases, net of transaction costs		6,902	194,732
Other cash flows related to financing activities		—	—

Net cash flows provided by (used in) financing activities		6,956	194,403

Effect of exchange rate changes on cash and cash equivalents		(427)	(27,186)

Net increase (decrease) in cash and cash equivalents		(60,059)	135,369

Net Cash and cash equivalents at the beginning of the period		209,194	77,301

Net cash and cash equivalents at the end of the period	3	$149,135	$212,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity

Balance at January 1, 2022	55,095,762	$6,538	$358,115	$(1,232)	$(258,528)	$519	$(6,137)	$99,274
Net (loss)	—	—	—	—	(16,706)	—	—	(16,706)
Other comprehensive income (loss)	—	—	—	—	—	24	(1,933)	(1,909)
Issuance of ordinary shares	775	1	—	—	—	—	—	1
Treasury shares	—	—	—	40	—	—	—	40
Share-based payments	—	—	1,363	—	—	—	—	1,363
Other change in equity	—	—	—	—	15	—	(15)	—

Balance at March 31, 2022	55,096,537	$6,539	$359,478	$(1,193)	$(275,219)	$543	$(8,086)	$82,062
Net (loss)	—	—	—	—	(23,039)	—	—	(23,039)
Other comprehensive income (loss)	—	—	—	—	—	200	(11,394)	(11,194)
Issuance of ordinary shares	38,926,142	4,170	103,007	—	—	—	—	107,176
Issuance of warrants	—	—	88,094	—	—	—	—	88,094
Treasury shares	—	—	—	240	—	—	—	240
Share-based payments	—	—	1,078	—	—	—	—	1,078
Allocation of accumulated net losses	—	—	(95,209)	—	95,209	—	—	—

Balance at June 30, 2022	94,022,679	$10,708	$456,447	$(953)	$(203,050)	$743	$(19,480)	$244,416
Net (loss)	—	—	—	—	(17,287)	—	—	(17,287)
Other comprehensive income (loss)	—	—	—	—	—	41	(15,425)	(15,384)
Issuance of ordinary shares	2,762	1	(539)	—	—	—	—	(539)
Issuance of warrants	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	(130)	—	—	—	(130)
Share-based payments	—	—	976	—	—	—	—	976
Allocation of accumulated net losses	—	—	—	—	—	—	—	—

Balance at September 30, 2022	94,025,441	$10,709	$456,884	$(1,083)	$(220,337)	$783	$(34,904)	$212,052

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2023	94,137,145	$10,720	$458,221	$(1,109)	$(259,578)	$781	$(14,581)	$194,453
Net (loss)	—	—	—	—	(20,561)	—	—	(20,561)
Other comprehensive income (loss)	—	—	—	—	—	(82)	3,666	3,584
Issuance of ordinary shares	10,174	1	(1)	—	—	—	—	—
Treasury shares	—	—	—	(14)	—	—	—	(14)
Share-based payments	—	—	1,632	—	—	—	—	1,632

Balance at March 31, 2023	94,147,319	$10,721	$459,852	$(1,123)	$(280,138)	$698	$(10,915)	$179,094
Net (loss)	—	—	—	—	(24,243)	—	—	(24,243)
Other comprehensive income (loss)	—	—	—	—	—	(10)	(221)	(232)
Issuance of ordinary shares	2,103,635	231	7,535	—	—	—	—	7,766
Treasury shares	—	—	—	42	—	—	—	42
Share-based payments	—	—	1,814	—	—	—	—	1,814
Allocation of accumulated net losses	—	—	(93,441)	—	93,441	—	—	—

Balance at June 30, 2023	96,250,954	$10,952	$375,759	$(1,082)	$(210,940)	$687	$(11,136)	$164,240
Net (loss)	—	—	—	—	(16,736)	—	—	(16,736)
Other comprehensive income (loss)	—	—	—	—	—	73	(3,996)	(3,922)
Issuance of ordinary shares	2,599	1	(864)	—	—	—	—	(864)
Treasury shares	—	—	—	(81)	—	—	—	(81)
Share-based payments	—	—	1,354	—	—	—	—	1,354
Allocation of accumulated net losses	—	—	—	—	—	—	—	—

Balance at September 30, 2023	96,253,553	$10,953	$376,249	$(1,163)	$(222,676)	$761	$(15,132)	$143,991

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
Cur
r
ent
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
On December 23, 2022, the Company announced the FDA lifted the partial clinical hold and confirmed we satisfactorily addressed all clinical hold issues. The FDA stated that VITESSE may proceed with the revised trial protocol. The Company further announced it plans to initiate a separate, six
-month
safety study in approximately 275 additional subject
s
, randomized 3:1 active versus placebo, to supplement the safety data generated by the VITESSE trial, resulting in a safety database of approximately 600 children ages 4 to 7 years treated with Viaskin Peanut.
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
On March 7, 2023, the Company announced that the first patient was screened in the VITESSE study. Screening of the last patient is anticipated in the first half of 2024 and topline results in the first half of 2025.
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
On July 31, 2023, the Company announced receipt of feedback from FDA on the two supplemental safety studies, COMFORT Children and COMFORT Toddlers. The COMFORT Toddlers safety study will enroll peanut allergic toddlers ages 1 –
3-years
and will support the efficacy results generated from the EPITOPE Phase 3 pivotal study. The COMFORT Children safety study will enroll peanut allergic children ages 4 –
7-years
and will support the efficacy results anticipated from the ongoing VITESSE Phase 3 pivotal study. FDA agreed with a
6-month
study duration and a 3:1 randomization (active:placebo) of approximately 400 subjects in the double-blind, placebo-controlled COMFORT Toddlers study. The Company expects both COMFORT studies will assess adhesion using the same tools and measurements that were established in VITESSE.
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
On March 7, 2023, the Company announced that the first patient was screened in the VITESSE trial. Screening of the last patient is anticipated in the first half of 2024 and topline results in the first half of 2025.
Financing
In June 2023, the Company issued and completed sales of new ordinary shares (the “Ordinary Shares”) in the form of American Depositary Shares (“ADSs”), for a total gross amount of $7.8 million (and a net amount of $6.9 million after $0.9 capital
increase fees imputation), under the
At-The-Market
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

1
2

Note 3: Cash and Cash Equivalents
The following tables summarize the cash and cash equivalents as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Cash	18,927	30,104
Cash equivalents	130,208	179,090

Total cash and cash equivalents as reported in the statements of financial position	149,135	209,194

Bank overdrafts	—	—

Total cash and cash equivalents as reported in the statements of cash flows	149,135	209,194
Cash equivalents are immediately convertible into cash at no or insignificant cost, on demand. They are measured using level 1 fair value measurements.
Note 4 Other Current Assets
Other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Research tax credit	10,622	5,792
Other tax claims	4,571	3,903
Prepaid expenses	3,195	2,680
Other receivables	1,748	1,504

Total	20,136	13,880

Research tax credit
The variance in Research Tax Credit is presented as follows:

Amount in thousands of US Dollars

Opening research tax credit receivable as of January 1, 2023	5,792
+ Operating revenue	4,978
- Payment received	—
- Adjustment and currency translation effect	(148)

Closing research tax credit receivable as of September 30, 2023	10,622

Of which - Non-current portion	—
Of which - Current portion	10,622
Before currency translation effect, the balance in research tax credit as of September 30, 2023, consisted of $5.8 million research tax credit for the 2022 fiscal year filed with the tax authorities and yet to be reimbursed, and $5.0 million estimated research tax credit for the first nine months of the 2023 fiscal year.
The other tax claims are primarily related to the VAT as well as the reimbursement of VAT that has been requested. Prepaid expenses are comprised primarily of insurance expenses, as well as legal and scientific consulting fees. Prepaid expenses also include upfront payments which are recognized over the term of the ongoing clinical studies.

1
3

Note 5 Lease contracts
Future minimum lease payments under the Company’s operating leases’ right of use as of September 30, 2023 and December 31, 2022, are as follows:

	September 30, 2023			December 31, 2022
	Other			Other
	Real estate	assets	Total	Real estate	assets	Total

Current portion	1,592	73	1,665	1,972	79	2,051
Year 2	103	24	127	1,168	74	1,243
Year 3	—	—	—	65	6	71
Thereafter	—	—	—	—	—	—

Total minimum lease payments	1,695	97	1,792	3,204	160	3,364
Less: Effects of discounting	(167)	(9)	(176)	(325)	(17)	(343)

Present value of operating lease	1,528	88	1,616	2,879	143	3,021
Less: current portion	(1,451)	(71)	(1,522)	(1,823)	(71)	(1,894)

Long-term operating lease	77	17	94	1,055	72	1,127

Weighted average remaining lease term (years)	0.72	—		1.40	—
Weighted average discount rate	2.84%	2.48%		3.00%	2.45%
The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	September 30,
	2023	2022
Operating lease expense	1,223	1,373
Net termination impact	(92)	(1,657)
Supplemental cash flow information related to operating leases is as follows for the period September 30, 2023 and 2022:

	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	1,410	1,533
Note 6: Trade Payables and Other Current Liabilities
6.1 Trade Payables
Trade
payables increased by $2.2 million as of September 30, 2023, compared to December 31, 2022.
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each period presented.

1
4

6.2 Other Liabilities
The following tables summarize the other liabilities as of September 30, 2023 and December 31, 2022:

	September 30,			December 31,
	2023			2022
	Other current liabilities	Other non-current liabilities	Total	Other current liabilities	Other non-current liabilities	Total

Employee related liabilities	5,557	—	5,557	5,872	45	5,917
Deferred income	2,286	2,702	4,988	2,137	4,690	6,828
Tax liabilities	193	—	193	69	—	69
Other debts	635	—	635	1,131	—	1,131

Total	8,671	2,702	11,372	9,210	4,735	13,945

The Employee related liabilities include short-term debt to employees including social welfare and tax agency obligations. Deferred income primarily includes deferred income from the collaboration agreement with Nestlé Health Science.
Note 7: Shareholders’ equity
The share capital as of September 30, 2023 is set at the
amount
of €9,625,355.30 ($10,953 thousands converted at historical rates). It is divided into 96,253,553 fully authorized, subscribed and paid-up
ordinary shares with a par value of €0.10.
Pursuant to the authorization granted by the General Meeting of the Shareholders held on April 12, 2023 (the “SH General Meeting”), the accumulated net losses of DBV Technologies S.A. after appropriation of the net result for the year ended December 31, 2022, have been allocated to additional paid-in
capital for €88,091,118.04.
Note 8:
Share-Based
Payments
The Board of Directors has been authorized by the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options plan (“SO”), and non-employee
warrants (Bons de Souscription d’Actions or “BSA”).
During
the nine months ended September 30, 2023, the Company granted 59,200 stock options and 35,800 restricted stock units to employees. There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 12 to the consolidated financial statements included in the Annual Report.
Change in Number of BSA/SO/RSU:

	Number of outstanding
	BSA	SO	RSUs

Balance as of December 31, 2022	251,693	5,306,569	1,589,081
Granted during the period	—	59,200	35,800
Forfeited during the period	—	(128,700)	(123,382)
Exercised/released during the period	—	—	(66,883)
Expired during the period	—	—	—

Balance as of September 30, 2023	251,693	5,237,069	1,434,616

1
5

Share-based payments expense reflected in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,			Nine Months Ended September
				30,
		2023	2022	2023	2022

Research & development	SO	(376)	(337)	(1,272)	(1,002)
	RSU	(85)	(201)	(614)	(594)
Sales & marketing	SO	(25)	30	(78)	(3)
	RSU	(8)	20	(25)	4
General & administrative	SO	(747)	(423)	(2,473)	1,599)
	RSU	(106)	(66)	(337)	(223)

Total share-based compensation (expense)		(1,345)	(976)	(4,800)	(3,416)

Note 9: Contingencies
The following tables summarize the contingencies as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Current contingencies	4,596	3,944
Non-current contingencies	11,553	16,680

Total contingencies	16,149	20,625

The changes in contingencies are as follows:

	Pension retirement obligations	Collaboration agreement - Loss at completion	Other contingencies	Total
At January 1, 2023	790	19,835	—	20,625
Increases in liabilities	58	—	796	854
Used liabilities	—	—	—	—
Reversals of unused liabilities	—	(5,325)	—	(5,325)
Net interest related to employee benefits, and unwinding of discount	—	—	—	—
Actuarial gains and losses on defined-benefit plans	19	—	—	19
Currency translation effect	(7)	(16)	—	(24)

At September 30, 2023	860	14,494	796	16,149

Of which Current	—	3,801	796	4,596
Of which Non-current	860	10,693	—	11,553
The Company does not hold any plan assets related to long-term employee benefit for any of the periods presented. There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 13 to the consolidated financial statements included in the Annual Report.
In 2022 and during the first nine months of 2023, the Company updated its measurement of progress of the Phase 2 clinical trial conducted as part of the collaboration and license agreement with Nestlé Health Sciences and updated the cumulative income recognized. The Company recognized a reversal of $5.3 million of the loss for completion recorded in the amount of the excess between the Company’s current best estimates of costs yet to be incurred and income yet to be recognized for the completion of the PII.
The other contingencies mainly consisted of a provision for refurbishment amounting to the best estimate of costs to be incurred in case the Montrouge office lease agreement is not renewed at its July 2024 term expiration.

1
6

Note 10: Operating income
The following table summarizes the operating income during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Research tax credit	1,237	1,407	4,978	4,467
Other operating income	1,134	668	1,875	1,681

Total	2,372	2,074	6,853	6,148

The increase in operating income for the nine months period was primarily due to the increase in the research and development costs eligible to research tax credit in France.
The Company recognizes as other operating income accrued revenues based on its updated measurement of progress of the Phase 2 clinical trial conducted as part of the collaboration agreement with Nestlé. Moreover, the loss for completion recorded in the amount of the difference between the Company’s current best estimates of costs yet to be incurred and revenues yet to be recognized for the completion of the Phase 2 clinical trial was updated accordingly as of September 30, 2023 (see note 9 related to contingencies).
Note 11: Allocation of Personnel Expenses
The Company had an average of
97
employees during the nine months ended September 30, 2023, in comparison with an average of
85
employees during the nine months ended September 30, 2022.
The following table summarizes the allocation of personnel expenses by function during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Research and Development expenses	3,663	3,186	11,684	9,357
Sales and Marketing expenses	187	138	557	727
General and Administrative expenses	2,876	1,598	8,834	6,961

Total personnel expenses	6,724	4,922	21,075	17,045

The following table summarizes the allocation of personnel expenses by nature during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Wages and salaries	4,175	3,505	12,691	11,001
Social security contributions	962	634	2,846	2,141
Expenses for pension commitments	234	214	738	723
Employer contribution to bonus shares	—	(406)	—	(236)
Share-based payments	1,353	976	4,800	3,416

Total	6,724	4,922	21,075	17,045

The increase in personnel expenses was mainly due to recruitment of US employees partially offset by the departure of non-US
employees, and the increase of charges related to share-base payments.
Note 12: Commitments
There were no significant changes in other commitments from those disclosed in Note 17 to the consoli date
d financial statements included in the
Annual Report.

1
7

Note 13: Relationships with Related Parties
The Company’s related parties exclusively consisted of the members of the Board of Directors and the members of the Executive Committee. As of September 30, 2023, the total amount of remuneration granted to the members of the Board of Directors and Executive Committee has not significantly changed since December 31, 2022.
There were no new significant related-party transactions during the period nor any changes in the nature of the transactions from those described in Note 18 to the consolidated financial statements included in the Annual Report.
Note 14: Loss Per Share
Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the three- and nine-month periods ended September 30, 2023 and 2022, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive as a result of the Company’s net loss.
The following is a summary of the ordinary share equivalents that were excluded from the calculation of diluted net loss per share for each of the three and nine months ended September 30, 2023 and 2022 indicated in number of potential shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-employee warrants	251,693	251,693	251,693	251,693
Stock options	5,237,069	3,541,383	5,237,069	3,541,383
Restricted stock units	1,434,616	1,185,936	1,434,616	1,185,936
Prefunded warrants	28,276,331	28,276,331	28,276,331	28,276,331
Note 15: Events after the Close of the Period
The Company evaluated subsequent events that occurred after September 30, 2023, through the d
ate the condensed consolidated financial statements were issued after their approval by the Board of Directors on October 31, 2023, and determined that there were significant events that
require disclosure in such condensed consolidated financial statements:
On October 16
th
, 2023, the Company has announced the appointment of Virginie Boucinha as CFO effective as of November 6 th
, 2023, in replacement of Sébastien Robitaille leaving as of November 17 th
, 2023.
The Company and Nestlé Health Science entered into a termination letter agreement, effective October 30, 2023, terminating the collaboration agreement between the two parties and the PII clinical study. According to this agreement, upfront and milestones 1 to 3 are definitively acquired by DBV. The termination agreement may have other contractual and accounting consequences, due to the end of the study, including, potential impacts of termination with some related parties which the Company is currently assessing and will be accounted for as of December 31, 2023.

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

On December 23, 2022, the Company announced it plans to initiate a separate, six-month safety study in approximately 275 additional subjects, randomized 3:1 active versus placebo, to supplement the safety data generated by the VITESSE trial, resulting in a safety database of approximately 600 children ages 4 to 7 years treated with Viaskin Peanut (COMFORT Children).

On March 7, 2023, the Company announced screening of the first patient in VITESSE. Screening of the last patient is anticipated in the first half in 2024 and topline results in the first half in 2025.

On April 19, 2023, the Company outlined the regulatory path for Viaskin Peanut in children 1-3 years old after the FDA confirmed that the Company’s Phase 3 EPITOPE study meets the pre-specified criteria for success for the primary endpoint, not requesting any additional efficacy study. The FDA requires additional safety data to augment the safety data collected from EPITOPE in support of a BLA. This new safety study (COMFORT Toddlers) will also generate patch adhesion data and will include updated instructions for use.

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

On July 31, 2023, the Company announced receipt of feedback from FDA on the two supplemental safety studies, COMFORT Children and COMFORT Toddlers. The COMFORT Toddlers safety study will enroll peanut allergic toddlers ages 1 – 3-years and will support the efficacy results generated from the EPITOPE Phase 3 pivotal study. The COMFORT Children safety study will enroll peanut allergic children ages 4 – 7-years and will support the efficacy results anticipated from the ongoing VITESSE Phase 3 pivotal study. The FDA agreed with a 6-month study duration and a 3:1 randomization (active:placebo) of approximately 400 subjects in the double-blind, placebo-controlled COMFORT Toddlers study. The Company expects both COMFORT studies will assess adhesion using the same tools and measurements that were established in VITESSE.

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

Business trends and Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars, for the three months ended September 30, 2023 and 2022.

	Three months ended September 30,
	2023	2022	$ change	% change
Operating income	$2,372	$2,074	297	14%
Operating expenses
Research and development expenses	(13,795)	(15,096)	1,301	(9)%
Sales and marketing expenses	(663)	(159)	(504)	318%
General and administrative expenses	(6,184)	(4,839)	(1,345)	28%

Total Operating expenses	(20,642)	(20,094)	(548)	3%

Financial income (expenses)	1,534	732	802	110%

Income tax	—	—	—	—

Net loss	$(16,736)	$(17,287)	551	(3%)

Basic/diluted Net loss per share attributable to shareholders	$(0.17)	$(0.18)

Operating Income

The following table summarizes our operating income during the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022	$ change	% change
Sales	—	—	—	—
Other income	2,372	2,074	297	14%
Research tax credit	1,237	1,407	(169)	(12%)
Other operating income	1,134	668	467	70%

Total operating income	2,372	2,074	297	14%

Our operating income is primarily generated from the French research tax credit (Crédit d’Impôt Recherche, or “CIR”), and revenues recognized as part of our collaboration agreement with Nestlé Health Science. We generated operating income of $2.4 million during the three months ended September 30, 2023 compared to $2.1 million during the three months ended September 30, 2022.

The increase in operating income is primarily attributable to the revenue recognized under the Nestlé’s collaboration agreement, as we updated the measurement of progress of the Phase II clinical trial conducted as part of the agreement.

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
Research and Development expenses	2023	2022	$ change	% change
External clinical-related expenses	12,277	11,136	1,141	10%
Employee-related costs (excl. share-based payments)	3,203	2,648	555	21%
Share-based payment expenses	460	538	(78)	(14%)
Depreciation, amortization and other costs	(2,145)	774	(2,920)	(377%)

Total Research and Development expenses	13,795	15,096	(1,301)	(9%)

Research and Development expenses decreased by $1.3 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the reversal of $4.2 million of the loss at completion recorded as depreciation, amortization and other costs on the Phase II clinical trial conducted as part of the collaboration agreement with Nestlé. During the three months ended September 30, 2023, there was a reduction of costs to be engaged to follow the achievement of upcoming milestones.

Decreases in impacts of the loss at completion were partially offset by the increase by $1.1 million in external clinical-related expenses as a result of differences in phasing of on-going clinical trials between the three months ended September 30, 2022 and the three months ended September 30, 2023 and the increase by $0.6 million in employee-related costs (excl. share-based payments) to support research and development activities (1) after the initiation of the VITESSE trial with the first patient screened in March 2023, and (2) as part of the new safety study for toddlers after the FDA confirmed additional safety data is required for BLA.

Sales and Marketing expenses

The following table summarizes our sales and marketing expenses incurred during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
Sales and Marketing expenses	2023	2022	$ change	% change
External professional services	343	(279)	621	(223)%
Employee-related costs (excl. share-based payments)	152	188	(37)	(19%)
Share-based payment expenses	32	(50)	82	(165%)
Depreciation, amortization and other costs	136	299	(163)	(55%)

Total Sales and Marketing expenses	663	159	504	318%

Sales and marketing expenses increased by $0.5 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to an increase of external professional services.

General and Administrative expenses

The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
General and Administrative expenses	2023	2022	$ change	% change
External professional services	840	1,292	(451)	(35%)
Employee-related costs (excl. share-based payments)	2,024	1,110	914	82%
Share-based payment expenses	853	489	364	74%
Depreciation, amortization and other costs	2,467	1,949	518	27%

Total General and Administrative expenses	6,184	4,839	1,345	28%

General and Administrative expenses increased by $1.3 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, mainly due to increase by $0.9 million in employee-related costs (excluding share-based payments) to support General and Administrative expenses activities explained by the average number of employees increase. In addition, we recorded a provision amounting to $0.8 million as of September 30, 2023, as our best estimate of costs to be incurred if the Montrouge office lease agreement is not renewed at its July 2024 term expiration.

Financial income (expense)

Our financial income was $1.5 million for the three months ended September 30, 2023, compared to a financial income of $0.7 million for the three months ended September 30, 2022. This item mainly includes the financial income on our financial assets.

Income tax

Our income tax expense was nil for the three months ended September 30, 2023 and September 30, 2022.

Net loss

Net loss was $16.7 million for the three months ended September 30, 2023, compared to $17.3 million for the three months ended September 30, 2022. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.17 and $0.18 for the three months ended September 30, 2023 and 2022, respectively.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars, for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30,
	2023	2022	$ change	% change
Operating income	$6,853	$6,148	705	11%
Operating expenses
Research and development expenses	(47,448)	(45,930)	(1,518)	3%
Sales and marketing expenses	(1,613)	(1,659)	46	(3)%
General and administrative expenses	(22,304)	(17,173)	(5,130)	30%

Total Operating expenses	(71,365)	(64,762)	(6,602)	10%

Financial income (expense)	2,984	1,668	1,316	79%

Income tax	(13)	(87)	74	(85)%

Net loss	$(61,540)	$(57,033)	(4,507)	8%

Basic/diluted Net loss per share attributable to shareholders	$(0.65)	$(0.79)

Operating Income

The following table summarizes our operating income during the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022	$ change	% change
Sales	—	—
Other income	6,853	6,148	,705	11%
Research tax credit	4,978	4,467	,511	11%
Other operating income	1,875	1,681	,194	12%

Total operating income	6,853	6,148	,705	11%

Our operating income consisted of the French research tax credit (Crédit d’Impôt Recherche, or “CIR”), and revenues recognized as part of our collaboration agreement with Nestlé Health Science. We generated operating income of $6.9 million during the nine months ended September 30, 2023 compared to $6.1 million during the nine months ended September 30, 2022.

The increase in operating income was mainly due to the increase by $0.5 million in the French research tax credit as both eligible employee-related costs and eligible external clinical-related expenses increased to support research and development activities (1) after the initiation of the VITESSE trial with the first patient screened in March 2023, and (2) as part of the new safety study for toddlers after the FDA confirmed additional safety data is required for BLA.

The other operating income increased by $0.2 million for nine months ended September 30, 2023, after we updated the measurement of progress of the Phase II clinical trial conducted as part of the Nestlé’s collaboration agreement.

Operating Expenses

Research and Development Expenses

The following table summarizes our R&D expenses incurred during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
Research and Development expenses	2023	2022	$ change	% change
External clinical-related expenses	34,170	30,150	4,020	13%
Employee-related costs (excl. share-based payments)	9,797	7,761	2,036	26%
Share-based payment expenses	1,886	1,596	290	18%
Depreciation, amortization and other costs	1,595	6,423	(4,827)	(75%)

Total Research and Development expenses	47,448	45,930	1,518	3%

Research and Development expenses increased by $1.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, mainly due to the increase by $4.0 million and by $2.0 million in external clinical-related expenses and in employee-related costs (excl. share- based payments) respectively, to support research and development activities (1) after the initiation of the VITESSE trial with the first patient screened in March 2023, and (2) as part of the new safety study for toddlers after the FDA confirmed additional safety data is required for BLA.

Increases in both external clinical-related expenses and employee-related costs were partially offset by the reversal of $5.3 million of the loss at completion recorded as other costs on the Phase II clinical trial conducted as part of the collaboration agreement with Nestlé. During the nine months ended September 30, 2022, the loss at completion was impacted by additional clinical and production costs following increasing timing to achieve upcoming milestones. During the nine months ended September 30, 2023, there were reduction of costs to be engaged to follow the achievement of upcoming milestones.

Sales and Marketing expenses

The following table summarizes our sales and marketing expenses incurred during the nine months ended September 30, 2023 and 2022:

	nine Months Ended September 30,
Sales and Marketing expenses	2023	2022	$ change	% change
External professional services	691	243	449	185%
Employee-related costs (excl. share-based payments)	454	728	(274)	(38%)
Share-based payment expenses	103	(1)	104	(10815%)
Depreciation, amortization and other costs	365	690	(325)	(47%)

Total Sales and Marketing expenses	1,613	1,659	(46)	(3)%

Sales and marketing expenses decreased by $ 0.05 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, mainly due to a decrease of employee-related costs following departures in the US and other costs offset by an increase of external professional services to support Sales and Marketing activities.

General and Administrative expenses

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
General and Administrative expenses	2023	2022	$ change	% change
External professional services	6,352	4,171	2,182	52%
Employee-related costs (excl. share-based payments)	6,023	5,139	884	17%
Share-based payment expenses	2,811	1,822	989	54%
Depreciation, amortization and other costs	7,117	6,042	1,075	18%

Total General and Administrative expenses	22,304	17,173	5,130	30%

General and Administrative expenses increased by $5.1 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, mainly due to an increase by $2.2 million for one-time costs associated with financing activities, organizational planning, market research and planning activities. In addition, we recorded an increase by $0.9 million in employee-related costs to support General and Administrative activities and a provision amounting to $0.8 million as of September 30, 2023, as our best estimate of costs to be incurred if the Montrouge office lease agreement is not renewed at its July 2024 term expiration.

Financial income (expense)

Our financial income was $3.0 million for the nine months ended September 30, 2023, compared to a financial income of $1.7 million for the nine months ended September 30, 2022. This item mainly includes financial income on our financial assets.

Income tax

Our income tax expense was nil for the nine months ended September 30, 2023 and September 30, 2022.

Net loss

Net loss was $ 61.5 million for the nine months ended September 30, 2023, compared to $57.0 million for the nine months ended September 30, 2022. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.65 and $0.79 for the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Financial Condition

On September 30, 2023, we had $149.1 million in cash and cash equivalents compared to $209.2 million of cash and cash equivalents on December 31, 2022. We have incurred operating losses and negative cash flows from operations since our inception. Net cash used for operating activities was $66.0 million and $31.8 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we recorded a net loss of $ 61.5 million. Our net cash flows provided by financing activities were $7.0 million during the nine months ended September 30, 2023 that consisted of the ATM program compared to $194.4 million during the nine months ended September 30, 2022, that consisted of the May 2022 ATM and June 2022 PIPE offering.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis assuming that based on our current operations, as well as our plans and assumptions, we expect that our balance of cash and cash equivalents at closing date will be sufficient to fund our operations for at least the next 12 months. As such, no adjustments have been made to the unaudited condensed consolidated financial statements relating to the recoverability and classification of the asset carrying amounts or classification of liabilities that might be necessary should we not be able to continue as a going concern.

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

Operating leases

Our corporate headquarters are located in Montrouge, France. Our principal offices occupy a 4,470 square meter facility, pursuant to a lease agreement dated March 3, 2015, and represents a $1.2 million cash requirement as of September 30, 2023 which expires July 31, 2024.

Our primary U.S. office is located in Basking Ridge, New Jersey. In March 2022, we entered into a lease agreement, commencing on April 1, 2022 and effective for 38 months, for an office of 5,799 square feet in Basking Ridge, New Jersey. The Basking Ridge office represent a $0.1 million cash requirement as of September 30, 2023 which expires June 1, 2025.

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

Summary Statement of Cash Flows

The table below summarizes our sources and uses of cash for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30,
(Amounts in thousands of U.S. Dollars)	2023	2022	$ change	% of change
Net cash flow used in operating activities	(65,967)	(31,781)	(34,186)	108%
Net cash flow used in investing activities	(621)	(66)	(555)	839%
Net cash flow provided by financing activities	6,956	194,403	(187,447)	-96%
Effect of exchange rate changes on cash and cash equivalents	(427)	(27,186)	26,759	-98%

Net (decrease) increase in cash and cash equivalents	(60,059)	135,369	(195,429)	-144%

Operating Activities

Our net cash flows used in operating activities were $66.0 million and $31.8 million during the nine months ended September 30, 2023 and 2022, respectively. Our net cash flows used in operating activities increased by $ 34.2 million, mainly due to the repayment in 2022 of the research tax credit receivable relating to fiscal years 2019 to 2021 for €24.8 million (corresponding to $28.1 million on the basis of 2021 closing exchange rate). The increase is also explained by the change in trade payables during the nine months period ended September 30, 2023 compared to the nine months period ended September 30, 2022.

Investing Activities

Our net cash flows used in investing activities were $0.6 million and $0.1 million during the nine months ended September 30, 2023 and 2022, respectively.

Financing Activities

Our net cash flows provided by financing activities was $7.0 million during the nine months ended September 30, 2023 that consisted of the ATM in June 2023 compared to $194.4 million during the nine months ended September 30, 2022, that consisted of our May 2022 ATM and June 2022 PIPE offering in second quarter of 2022.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on its evaluation as of September 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Limitation on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost- effective control system, misstatements due to error of fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2023, we issued the following unregistered securities:

•	On March 23, 2023, the issuance of an aggregate of 10,174 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs; and

•	On May 19, 2023, the issuance of an aggregate of 2,500 ordinary shares to a non-U.S. employee upon settlement of RSUs; and

•	On May 22, 2023, the issuance of an aggregate of 14,364 ordinary shares to non-U.S. employees upon settlement of RSUs; and

•	On May 24, 2023, the issuance of an aggregate of 34,321 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs; and

•	On September 23, 2023, the issuance of an aggregate of 2,599 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

Exhibit Index

Exhibit	Description	Incorporated by Reference
		Schedule/ Form	File Number	Exhibit	File Date

3.1	By-laws (statuts) of the registrant (English translation)	10-Q	001- 36697	3.1	5/04/23

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	Description	Incorporated by Reference
		Schedule/ Form	File Number	Exhibit	File Date

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

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

DBV Technologies S.A.
(Registrant)

Date: October 31, 2023	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2023	By:	/s/ Sébastien Robitaille
Sébastien Robitaille
Chief Financial Officer
(Principal Financial and Accounting Officer)

28