Form 10-K
period 2023-12-31
DBV Technologies S.A.
filed 2024-03-07
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
common equity held by
non-affiliates
based on the closing price per American Depositary Share, or ADS, of the registrant’s ADSs on The Nasdaq Global Select Market on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $183.24 million.
As of December 31, 2023, the registrant had 96,431,770 ordinary shares, nominal value €0.10 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, or Proxy Statement, for its 2024 Combined Ordinary and Extraordinary General Shareholders’ Meeting, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form
10-K.

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

•	In most of our clinical trials, we utilize an oral food challenge procedure intentionally designed to trigger an allergic reaction, which could be severe or life-threatening.

•	Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay or prevent our ability to generate revenues.

•	If our product candidates are not approved by the FDA, or comparable foreign regulatory authorities, we will be unable to commercialize them in the United States or foreign countries.

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

•

Changes in regulatory requirements, or guidance from the FDA and foreign regulatory authorities or unanticipated events during our clinical trials of Viaskin patch products may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, and could result in increased costs to us and could delay our development timeline.

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

•

Failure or perceived failure to comply with existing or future laws, regulations, contracts, self- regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could negatively affect our operating results and business.

•	Our failure to maintain certain tax benefits applicable to French technology companies may adversely affect our results of operations.

•	We may be forced to repay conditional advances prematurely if we fail to comply with our contractual obligations under the applicable innovation grant agreements.

•

We will need to develop and implement sales, marketing and distribution capabilities before we are able to bring any product candidate to market, if approved, and as a result, we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

•	If we are not able to comply with the applicable continued listing requirements or standards of the Nasdaq Global Select Market, or Nasdaq, our ADSs could be delisted.

•	The dual listing of our ordinary shares and our ADSs may adversely affect the liquidity and value of the ADSs.

Unless the context otherwise requires, we use the terms “DBV,” “DBV Technologies,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K, or Annual Report, to refer to DBV Technologies S.A. and, where appropriate, its consolidated subsidiaries. “Viaskin™”, “EPIT™” and our other registered and common law trade names, trademarks and service marks are the property of DBV Technologies S.A. or our subsidiaries. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K may be referred to without the ® andTM symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

v

PART I

Item 1. Business.

Overview

DBV Technologies is a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin. Our therapeutic approach is based on epicutaneous immunotherapy, or EPIT, our proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin, an epicutaneous patch (i.e., a skin patch). We have generated significant data demonstrating that Viaskin’s mechanism of action is novel and differentiated. Viaskin targets specific antigen-presenting immune cells in the skin, called Langerhans cells, that capture the antigen and migrate to the lymph node in order to activate the immune system without passage of the antigen into the bloodstream, minimizing systemic exposure in the body. We are advancing this unique technology to treat children suffering from food allergies for whom safety is paramount since the introduction of the offending allergen into their bloodstream can cause severe or life-threatening allergic reactions, such as anaphylactic shock. We believe Viaskin may offer convenient, self-administered, non-invasive immunotherapy to patients.

Our most advanced product candidate is Viaskin Peanut, which has been evaluated as a potential therapy for children with peanut allergy in eleven clinical trials, including four Phase 2 trials and four completed Phase 3 trials. We also have an ongoing Phase 3 trial of Viaskin Peanut in children ages four to seven with peanut allergy, as well as two planned Phase 3 supplementary safety studies, one in peanut-allergic children ages four through seven, and one in peanut-allergic toddlers, ages one through three.

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

Our Strategy

Our goal is to change the field of immunotherapy by developing and commercializing safe, effective, and convenient therapies for patients with food allergies and other immunological conditions. Key elements of our strategy are:

•	Pursue the continued development of Viaskin Peanut for toddlers and children with peanut allergy.

•	Seek regulatory approval for Viaskin Peanut in the United States and the European Union.

•	Advance the clinical development of additional Viaskin product candidates in the United States and other major markets.

•	Build a broad immunotherapy product pipeline with our innovative Viaskin technology platform.

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

Current and Emerging Peanut Allergy Treatments

Several non-specific and allergen-specific treatment approaches are in various stages of clinical development for the treatment of peanut allergy. Food allergen-specific approaches include epicutaneous immunotherapy, or EPIT, oral immunotherapy, or OIT, (both with and without adjunctive therapies), and sublingual immunotherapy, or SLIT. EPIT is an emerging therapeutic approach to food allergy that utilizes the unique immune properties of the skin to deliver allergen directly to antigen-presenting cells in the epidermis and dermis to initiate desensitization. Although efficacious, peanut OIT may not be suitable or a preferred option for all children with peanut allergy because of its relatively high rate of systemic side effects and the limitations the treatment places on activities of daily living, including exercise, and unpredictability of tolerance in the setting of intercurrent illness. A proprietary form of OIT, Palforzia®, is approved in the US and the European Union for the treatment of peanut allergy in children aged 4–17 years. Xolair® (omalizumab), an anti-immunoglobulin E (IgE) antibody was recently approved by the FDA for the reduction of allergic reactions, including anaphylaxis, that may occur with accidental exposure to one or more foods in adult and pediatric patients aged 1 year and older with IgE-mediated food allergy. SLIT for peanut allergy has demonstrated evidence of clinical success, with a more satisfactory side effect profile compared to OIT. Despite the evident interest of clinicians to further evaluate these treatment procedures, OIT and SLIT may not be applicable across all ages and risk categories of peanut-allergic children and adults.

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

Our Viaskin Technology Platform

Over the last decade, we have developed an innovative immunotherapy technology platform, with the potential for sustained therapeutic effect, by delivering biologically active compounds, including antigens, via intact skin. Epicutaneous, also known as on the skin, immunotherapy, or EPIT, exposes tolerance-promoting immune cells in the skin to an adhesive dermal patch containing a small (micrograms) dose of antigen, such as food protein. This technology platform, which we call Viaskin, is an innovative approach to potentially treating immunological disorders, with a primary focus on food allergy. In EPIT, intact skin is exposed to allergen via the Viaskin technology using a patch that contains microgram amounts of food protein. Allergen applied via EPIT is captured in the superficial layers of the skin by specialized antigen presenting cells (Langerhans cells within the epidermis), as well as dermal dendritic cells, thus limiting exposure to the bloodstream. In experimental models, EPIT induced a population of regulatory T cells, or Tregs, with specific properties that resulted in suppression of allergic. symptoms and protection against further sensitizations. EPIT-induced epigenetic modifications favored a Treg-mediated immune response and a downregulated Th2 response and may play a role in the sustainability of effect. Based on our trials and research, we believe that EPIT has the potential to provide all of the intended benefits of a disease-modifying treatment in allergy, while avoiding severe or life-threatening allergic reactions.

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

Once in the epidermis, the allergen is captured by a population of highly specialized cells: Langerhans cells. These cells can capture the protein at the surface of the skin, process it and present its epitopes to the T-lymphocytes in the lymph nodes.

Langerhans cells in the epidermis capturing peanut allergen (depicted in green) within the stratum corneum (the outermost layer of the skin) following solubilization of allergen and permeation into the skin after Viaskin patch application.

Our Product Candidates

Our product development strategy is based on leveraging Viaskin’s clinical potential. We select our target product candidates with the aim to address allergies that have high unmet medical needs. The following table summarizes the current development status of our product candidates:

Viaskin Peanut for children ages 4-11

Our lead product candidate, Viaskin Peanut, has completed a global Phase 3 development program for the treatment of peanut allergic patients four to 11 years of age. The program comprised of the following clinical trials:

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

•

PEOPLE (PEPITES OPen Label Extension Study), a long-term, open-label extension trial of Viaskin Peanut 250 µg. In the PEOPLE trial, patients who were randomized and received active treatment during PEPITES received Viaskin Peanut 250 µg for up to four additional years, while patients who received placebo during PEPITES were treated with Viaskin Peanut 250 µg for up to five years.

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

United States Regulatory History

Viaskin Peanut obtained fast track designation and breakthrough therapy designation in children from the FDA, which are regulatory designations intended to expedite or facilitate the process of reviewing new drugs and biological products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition.

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

b.	‘EQUAL in adults,’ a second Phase 1 trial with adult healthy volunteers to compare the allergen uptake of the original patch (which we call cVP) and mVP.

In March 2021, we commenced CHAMP (Comparison of adHesion Among Modified Patches), a Phase 1 trial in healthy adult volunteers to evaluate the adhesion of five modified Viaskin Peanut patches. We completed CHAMP in the second quarter of 2021. All modified Viaskin Peanut patches demonstrated better adhesion performance as compared to the then-current Viaskin Peanut patch (cVP), and based on the results of CHAMP, we then selected two modified patches that performed best out of the five modified patches studied for further development. We then selected the circular patch for further development, which is approximately 50% larger in size (in terms of the surface area in contact with the skin) relative to cVP and circular in shape.

In May 2021, we submitted our proposed STAMP protocol to the FDA, and on October 14, 2021, we received an Advice/Information Request letter from the FDA. In this letter, the FDA requested a stepwise approach to the modified Viaskin patch development program and provided partial feedback on the STAMP protocol. Specifically, the FDA requested that we conduct allergen uptake comparison trials (i.e., ‘PREQUAL in Adults,’ PREQUAL (a Phase 1 study in healthy volunteers to optimize allergen sample collection methodologies and validate the assays DBV intended to be used in EQUAL, a second Phase 1 study that was planned (but not initiated) comparing allergen uptake following application of mVP and cVP), and submit the allergen uptake comparison data for FDA review and feedback prior to starting the STAMP study. The FDA’s explanation was that the results from the allergen uptake trials might affect the design of the STAMP study.

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

European Union Regulatory History

In November 2020, we announced that our Marketing Authorization Application, or MAA, for Viaskin Peanut, submitted under the name “Abylqis®”, had been validated by the European Medicines Agency, or EMA. The validation of the MAA confirmed that the submission was sufficiently complete to begin the formal review process for Viaskin Peanut to treat peanut allergies in children ages four to 11 years. Following the MAA validation, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, reviews the application and provides a recommendation to the European Commission, on whether to grant a marketing authorization. On March 11, 2021, we announced that we had received the EMA’s Day 120 questions, which were consistent with both our expectations and pre- filing conversations with the EMA. We did not receive questions about the impact of adhesion on efficacy.

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

The primary responder analysis was conducted after 12 months of treatment. For patients with a baseline peanut protein ED equal to or less than 10 mg, a responder was defined as a patient with a peanut protein ED equal to or greater than 300 mg of peanut protein after 12 months of treatment. For patients with a baseline ED greater than 10 mg but less than or equal to 300 mg, a responder was defined as a patient with a peanut protein ED equal to or greater than 1,000 mg of peanut protein after 12 months of treatment. Secondary endpoints included the change from baseline of mean and median cumulative reactive dose of peanut protein, or CRD, which is used to establish the total quantity of peanut protein consumed during the DBPCFC. Serological markers were also measured at baseline, three, six and 12 months to characterize the immunological changes observed in patients.

Results of PEPITES Trial

In October 2017, we announced topline results from PEPITES, in which we observed a statistically significant response with a favorable tolerability profile, with (based on “responder” definitions above) 35.3% of patients responding to Viaskin Peanut 250 µg after 12 months of treatment as compared to 13.6% of patients in the placebo arm (difference in response rates = 21.7%; p=0.00001; 95% CI = 12.4%—29.8%). However, the primary endpoint, which evaluated the 95% CI in the difference in response rates between the active and placebo arms, did not reach the 15% lower bound of the CI that was proposed in the study’s Statistical Analysis Plan submitted to the FDA. The clinical relevance of this is not known. Detailed results were published in The Journal of the American Medical Association (JAMA) in February 2019.

With respect to CRD, a key secondary endpoint which measures threshold reactivity during the DBPCFC, we observed that at month 12, patients treated with Viaskin Peanut 250 µg or placebo reached a mean CRD of 906 mg (median 444 mg) and 361 mg (median 144 mg) of peanut protein, respectively. Patients in the active and placebo arms entered the trial at similar sensitivity levels; mean CRD at baseline was 211.7 mg (median 144 mg) in the Viaskin Peanut arm and 212.5 mg (median 144 mg) in the placebo arm. A difference in the CRD was observed between Viaskin Peanut and placebo (nominal p-value < 0.001) following 12 months of treatment.

Exploratory analyses showed that changes in peanut-specific biomarkers, including immunoglobulin E(IgE), and immunoglobulin G4(IgG4), support the immunomodulatory effect of Viaskin Peanut. The median observed increase from baseline in peanut-specific IgE was greater in the Viaskin Peanut group vs placebo group, respectively, at month 3 (70.1 kilounits of antibody per liter, or kUA/L vs. 9.8 kUA/L) and month 6 (27.4 kUA/L vs. 1.32 kUA/L). However, at month 12, peanut-specific IgE levels were observed to return to near baseline in both groups (1.1 kUA/L vs. -1.1 kUA/L). Median peanut-specific IgG4 were observed to increase over time in the Viaskin Peanut group (change from baseline at month 3: 0.81 mg/L; month 6: 1.79 mg/L; month 12: 3.27 mg/ L), while levels remained unchanged from baseline in the placebo group. The change from baseline in peanut-specific IgG4 was greater at all time points with Viaskin Peanut vs placebo, and the groups were observed to be highly distinguished by this marker, given a flat trend in the placebo arm. These changes are consistent with trends that have been observed with other forms of immunotherapy such as for venom and inhalant allergies.

PEPITES Immunological Responses

In a post-hoc analysis, the majority of subjects on Viaskin Peanut exhibited an increased ED compared to the placebo group (62.6% in active vs. 28% in placebo) at 12 months. An additional post-hoc analysis showed that 53.1% of subjects treated with Viaskin Peanut increased their baseline ED from 100 mg or less to 300 mg or more, compared to 19% in the placebo group. Based on this analysis, we believe that increasing the ED should translate to a reduction in the risk of reaction to accidental peanut exposures, as it will take a higher ingestion quantity to trigger a reaction. Indeed, based on quantitative risk analysis, or QRA, modeling from Baumert et al using national databases of consumption and contamination amounts, this improvement in ED from ≤100 mg to ≥300 mg is predicted to reduce the risk of an allergic reaction due to accidental peanut exposure through a group of common contaminated packaged foods by over 95%.

A favorable safety and tolerability profile was observed with Viaskin Peanut. Treatment adherence was high (98.5%), and similar discontinuation rates between treatment groups were reported, with 89.9% of subjects completing the trial. There was a low discontinuation rate due to treatment-emergent adverse events, or TEAEs, (1.7%), and the overall rate of TEAEs, regardless of relatedness to the treatment, was comparable between treatment and placebo groups, at 95.4% and 89.0%, respectively. The most commonly reported TEAEs were mild to moderate application-site reactions that decreased after month one in both frequency and severity. There were no treatment-related gastrointestinal adverse events or cases of eosinophilic esophagitis in this trial.

There were no cases of severe anaphylaxis in the trial. SAEs were balanced between the Viaskin Peanut and placebo group, at 4.2% vs. 5.1%, respectively. Four SAEs reported in three Viaskin Peanut patients (1.3%) were determined by the investigator as possibly or probably related to treatment. A low rate of treatment-related epinephrine use was reported (2.9% treatment group vs. 0.8% placebo group). Ten cases in eight Viaskin Peanut subjects (3.4%) of possibly or probably treatment-related anaphylaxis occurred, and all were classified as mild or moderate without evidence of cardiovascular, neurologic, or respiratory compromise. Six of these ten cases were treated with epinephrine, and five of the eight subjects continued on Viaskin Peanut in the trial.

Following the completion of PEPITES, all eligible subjects were invited to enroll in PEOPLE (Open-Label Follow-Up Study of the PEPITES Study to Evaluate the Long-term Efficacy and Safety of Viaskin Peanut), a long-term, open-label extension trial of Peanut 250 µg in children. In the PEOPLE trial, subjects who were randomized and received active treatment during PEPITES received Viaskin Peanut 250 µg for two additional years, while subjects who previously received placebo during PEPITES were treated with Viaskin Peanut 250 µg for three years. In August 2017, we announced the completion of enrollment of the PEOPLE trial, with 298 (92%) subjects who completed PEPITES enrolling in this follow-up trial.

PEOPLE (PEPITES Open Label Extension Study)

The PEOPLE trial, which was completed in October 2022, is an open-label extension study that evaluated the long-term safety, tolerability and efficacy of Viaskin Peanut 250 µg in patients who have completed the Phase 3 PEPITES trial. The last patient visit of the PEOPLE trial occurred on October 12, 2022.

In January 2020, we announced positive topline results up to Year 3 from the open-label extension of our Phase 3 PEPITES trial, or PEOPLE trial, evaluating the long-term efficacy and safety of investigational Viaskin Peanut in peanut-allergic children ages four to 11 years. The results demonstrated long-term clinical benefit as shown by an increase in eliciting dose, or ED, which may decrease the chance of reacting to an accidental peanut exposure. Results of the PEOPLE trial for participants receiving 3 years of active treatment were published in the Journal of Allergy and Clinical Immunology in October 2020.

Of the 356 participants who were enrolled in PEPITES, 298 eligible participants opted to enroll in PEOPLE. Of the 213 patients who were randomized in the active treatment arm of PEPITES and completed the 12-month trial, 198 patients opted to enter the PEOPLE clinical trial (safety population). Of these patients, 148 were considered completers after 36 months and 141 subjects completed all treatment according to the clinical trial protocol without major deviations. Efficacy data were analyzed from these 141 subjects(per protocol).

Topline results from Year 3 of PEOPLE support the long-term tolerability and clinical benefit of Viaskin Peanut, demonstrating desensitization over 36 months of treatment, with 75.9% (107/141) of patients increasing their ED from baseline. After 36 months, 51.8% (73/141) of subjects reached an ED of at least 1,000 mg peanut protein, an increase of 40.4% (57/141) relative to Month 12. In addition, 13.5% (19/141) of subjects completed the food challenge without meeting stopping criteria at 36 months (cumulative dose of 5,444 mg). At Month 36, the mean cumulative reactive dose (CRD) was 1,768.8 mg (median 944 mg) compared to 223.8 mg (median 144 mg) at baseline.

Changes in ED were maintained or improved over 3 years in the majority of subjects in the Open-label extension study (Fleischer DM, et al. J Allergy Clin Immunol. 2020;146:863-874).

The safety profile of Viaskin Peanut was consistent with that observed in the clinical program to date in over 1,000 study participants aged 4-11 years old. During the PEOPLE trial, the most common adverse events were mild to moderate skin reactions localized to the administration site, and there was no epinephrine use deemed related to treatment. No treatment related serious adverse events were reported. One subject experienced one case of mild anaphylaxis that was determined by the investigator to be possibly related to treatment and resolved without treatment. Treatment compliance remained high throughout the trial at a mean of 98% over three years of treatment. Low discontinuations due to adverse events were observed, with two children discontinuing the trial due to treatment- related TEAEs during PEOPLE.

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

REALISE (REAL Life Use and Safety of EPIT)

In November 2016, we initiated a Phase 3 trial in peanut-allergic children four to 11 years of age designed to assess the use and safety of Viaskin Peanut 250 µg in routine clinical practice. REALISE was a multicenter, randomized 3:1, double-blind, placebo-controlled Phase 3 trial, in which pediatric peanut allergic subjects were treated with Viaskin Peanut 250 µg or placebo for six months, followed by an open-label extension period in which all participants were offered up to 36 months total of active treatment. Treatment course with Viaskin Peanut consists of a daily application of the patch on the backs of the patients.

No DBPCFCs were required for entry or during the trial, in order to replicate routine clinical practice. Subjects in the clinical trial were selected, as per clinical practice, based on a well-documented medical history of IgE- mediated reactions to peanut, including children with a history of severe anaphylaxis, along with skin and serum test results highly predictive of peanut allergy. As no DBPCFCs were required, the primary endpoint of the clinical trial was safety as measured by adverse events, treatment-emergent adverse events and serious adverse events after six months of blinded treatment. Secondary endpoints included evolution of peanut-specific serological markers over time, including IgE, IgG and skin prick test wheal. Exploratory criteria also included scores from subjects’ Food Allergy Quality of Life Questionnaire, or FAQLQ, and the Food Allergy Independent Measure, FAIM.

In March 2017, we announced the completion of enrollment in REALISE, which randomized 393 subjects in 32 centers across North America.

After the initial blinded six-month period, 97.5% of subjects in both the placebo and active arms opted into an open-label portion of the study, which continued monitoring subjects for a total of 36 months of active treatment.

Results of REALISE Trial

Results from the 6-month blinded portion of this trial were comparable with outcomes from previous trials of Viaskin Peanut 250 µg. The most commonly reported adverse events were local application site reactions, which were mostly mild and moderate in nature. No imbalance in SAEs was observed in the trial, with three cases in three patients in the active arm (1.0%) and two cases in two subjects in the placebo arm (2.0%). One case in one subject in the active arm was qualified by the investigator as moderate anaphylaxis probably related to treatment. The subject responded to standard outpatient therapy. In the six-month blinded period, the discontinuation rate was 2.5%, with a 1.0% dropout related to adverse events. The mean participant compliance was above 95%.

In November 2021, long-term results of from REALISE, including the safety of Viaskin Peanut over three years and potential impact on health-related quality of life (HRQL), were presented at the American College of Allergy, Asthma & Immunology (ACAAI) Annual Scientific Meeting.

Viaskin Peanut for Children ages 1-3

We are also developing Viaskin Peanut for the treatment of peanut allergy in toddlers one to three years of age, given the high unmet need and absence of approved treatments for this population. This program is independent from the Viaskin Peanut Program in 4–7-year-olds and uses the cVP (original patch).

The Viaskin Peanut program for toddlers comprises three Phase 3 clinical trials, with the intent for the trials to support a future BLA submission in this age group:

•

EPITOPE (EPIT in Toddlers with Peanut Allergy), a randomized, two-part, pivotal Phase 3 clinical trial assessing the safety and efficacy of Viaskin Peanut for the treatment of peanut-allergic toddlers one to three years of age.

•

COMFORT Toddlers (Characterization of the Optimal Management of Food allergy Relief and Treatment), a supplemental safety study to bring the (total) number of subjects on active therapy close to 600 in total when combined with EPITOPE.

•	EPOPEX (Phase 3 Open-Label Extension to the EPITOPE Trial), a follow-up of the EPITOPE study to evaluate the long-term efficacy and safety of Viaskin Peanut in very young children,

In August 2017, we initiated Part A of the EPITOPE (EPIT in Toddlers with Peanut Allergy) trial of Viaskin Peanut. EPITOPE is a two-part, pivotal Phase 3 clinical trial assessing the safety and efficacy of Viaskin Peanut for the treatment of peanut-allergic toddlers one to three years of age.

In September 2018, we announced that the independent data safety and monitoring board, or DSMB, completed its review of Part A of EPITOPE and recommended that the dose of Viaskin Peanut 250 µg be evaluated in Part B. On October 26, 2018, we announced that the first subject was enrolled in Part B of EPITOPE.

On June 26, 2020, we announced that in Part A, subjects in both treatment arms showed consistent treatment effect after 12 months of therapy, as assessed by a double-blind placebo-controlled food challenge and biomarker results. Part A subjects were not included in Part B and the efficacy analyses from Part A were not statistically powered to demonstrate superiority of either dose versus placebo. These results validate the ongoing investigation of the 250 µg dose in this age group, which is the dose that was studied in Part B of the study. Enrollment of Part B of EPITOPE was completed in the first quarter of 2021.

In June 2022, we announced positive topline results from Part B of EPITOPE, which enrolled 362 subjects ages 1 to 3 years, of which 244 and 118 were in the active and placebo arms, respectively. Enrollment was balanced for age and baseline disease characteristics between the active and placebo treatment arms. The median subject baseline eliciting dose (ED) was 100 mg in each treatment arm. A double-blind, placebo-controlled food challenge (DBPCFC) was administered at baseline and month 12 to determine a subject’s ED at each timepoint. A treatment responder was defined as either a subject with a baseline ED ≤10 mg who reached an ED ≥300 mg of peanut protein at month 12, or a subject with a baseline ED >10 mg and ≤300 mg who reached an ED ≥1,000 mg of peanut protein at month 12.

Viaskin Peanut demonstrated a statistically significant treatment effect (p<0.001), with 67.0% of subjects in the Viaskin Peanut arm meeting the treatment responder criteria after 12 months, as compared to 33.5% of subjects in the placebo arm (difference in response rates = 33.4%; 95% the lower bound of the 95% confidence interval (CI) for the difference in response rates between the active and placebo groups was 22.4%, exceeding the predefined threshold of 15%); left hand side chart. In addition, the proportion of subjects achieving an ED of ≥1000 mg (equivalent to approximately three peanuts) after one year of treatment with Viaskin Peanut 250 µg (VP250) was significantly increased relative to placebo (64.2% versus 29.6%; p<0.001, right hand side chart)

†Responder definition = If eliciting dose (ED) ≤10 mg at baseline, a subject is deemed a responder if ED ≥300 mg at M12. Alternatively, if ED >10 mg and <300 mg at baseline, a subject was deemed a responder if ED ≥1000 mg at M12.

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

In May 2023, the EPITOPE trial results were published in the New England Journal of Medicine with an accompanying editorial article from Alkis Togias titled “Good News for Toddlers with Peanut Allergies.” The EPITOPE primary data were also presented as an oral presentation at the American College of Allergy, Asthma and Immunology (ACAAI) in November 2022 . We anticipate to perform additional analyses of the data collected from EPITOPE for further potential publication opportunities.

Supplemental Safety Study in Toddlers (COMFORT Toddlers)

In April 2023, we received pre-BLA Type B Meeting Written Responses from the FDA related to the Viaskin Peanut program in toddlers. The FDA did not request an additional efficacy study in 1-3-year-olds (i.e., the Agency agreed that the primary endpoint was satisfactorily met in DBV’s Phase 3 trial EPITOPE). There was agreement with the FDA to conduct a supplemental safety study (COMFORT Toddlers) using the original square (cVP) Viaskin™ Peanut patch to augment the safety data collected from EPITOPE and have close to 600 total subjects on active treatment in the controlled safety database.

In July 2023, we received Type C Meeting Written Responses from the FDA regarding key study design elements for the COMFORT Toddlers supplemental safety study. In summary, COMFORT Toddlers will be a 6-month Double-Blind, Placebo-Controlled (DBPC) study involving approximately 400 toddlers, aged 1 through 3 years, randomized at a 3:1 ratio (active to placebo) with a 12-month open-label extension. Subsequently, in October 2023, we received feedback from the FDA addressing the remaining protocol design elements for COMFORT Toddlers. This feedback included language simplification for how the product should be used (i.e., where each epicutaneous system is intended to be worn for a full day (24 hours)). Furthermore, the key inclusion criteria for the COMFORT Toddlers study will be based on a Double-Blind, Placebo-Controlled Food Challenge (DBPCFC) performed at entry. Recruiting a study population close to EPITOPE is critical for the future BLA and aligning with the intended patient population if Viaskin Peanut is approved. We believe that an entry DBPCFC represents the best way to ensure that the optimal study population (i.e., as close to EPITOPE as possible) is enrolled. The revised protocol design of the safety study was submitted to the FDA in Q4 2023.

Interim Results from Open-label Extension to EPITOPE Study (EPOPEX)

Following the 12-month treatment period of EPITOPE, eligible subjects could opt to enroll in the open-label, extension (“OLE”) study for up to three years of active total treatment. This ongoing, open label extension to EPITOPE is known as EPOPEX and is evaluating the long-term clinical benefit of Viaskin Peanut in subjects who completed the Phase 3 EPITOPE trial. Subjects randomized to active treatment in EPITOPE could receive an additional 2-years of treatment in the OLE and subjects randomized to placebo in EPITOPE cross-over to receive 3 years of active treatment with annual double-blind placebo-controlled food challenges (DBPCFC) and safety assessments.

266 eligible EPITOPE participants enrolled in EPOPEX; 244 underwent the Month-24 DBPCFC (n=166 subjects treated with Viaskin Peanut 250 µg for 24 months); 78 subjects originally randomized to the placebo arm of EPITOPE who crossed-over and received active treatment with Viaskin Peanut for 1 year in the OLE. In November 2023, we announced the interim analyses from the first year of the open-label extension of EPITOPE. These data were presented at the annual American College of Allergy, Asthma, and Immunology (ACAAI) in November 2023. Using the same primary endpoint definition that was used in EPITOPE, 83.9% of subjects who completed the DBPCFC met the responder criteria after 24 months. This compares to 67% of subjects after one year of therapy. 81.3% of Viaskin Peanut subjects reached an eliciting dose (ED) of ≥1000 mg (equivalent to approximately 3 peanuts; central chart), relative to 64% after 1-year of treatment observed in EPITOPE. Furthermore, following an additional year of treatment, 55.9% completed the food challenge without meeting the stopping criteria (i.e., consumed the equivalent of about 12-14 peanuts).

Greenhawt et al. EPOPEX, Efficacy and Safety of Epicutaneous Immunotherapy in Peanut-allergic Toddlers: 1-year Open-Label Extension to EPITOPE. Oral Presentation at ACAAI Meeting Nov 2023.

†

Responder definition = If eliciting dose (ED) ≤10 mg at baseline, a subject was deemed a responder if ED ≥300 mg at M12. Alternatively, if ED >10 mg and <300 mg at baseline, subject was deemed a responder if ED ≥1000 mg at M12.

*

100 mg = Median ED at Baseline (Month 0); *125 mg = Median dose consumed at accidental consumption of peanut (Deschildre A, et al. Clin Exp Allergy 2015; Peanut-allergic patients in the MIRABEL survey: characteristics, allergists’ dietary advice and lessons from real life. 46:610-620).

‡	Number of subjects with non-missing food challenge endpoint.

Regarding safety and tolerability findings, no new safety signals were observed, and findings were generally similar to what was reported during the first year of treatment with Viaskin Peanut in EPITOPE. Local application site reactions continued to be the most reported adverse event, with frequency decreasing during the 2nd year of treatment. The frequency of treatment related TEAEs also decreased in year 2 relative to year 1. There were no treatment related serious TEAEs reported during the 2nd year of treatment (versus 1% in EPITOPE). As observed during the first year of treatment with Viaskin Peanut, no TEAEs led to permanent study treatment discontinuation. Finally, no treatment-related anaphylactic events were observed in the second year of treatment (compared with 1.7% of participants during the first year of treatment with Viaskin Peanut in EPITOPE). In summary, two years of VP250 in 1-3-year-old peanut-allergic toddlers resulted in continued increases in treatment effect, beyond those observed after one year, without any new safety signals.

In placebo-treated EPITOPE participants, outcomes after 12 months of cross-over to Viaskin Peanut in EPOPEX were consistent with EPITOPE treatment results: 68.0% were responders (compared to 67% of subjects on active treatment in the first year of EPITOPE); 62.7% of subjects reached an ED ≥1000 mg (relative to 64.2% in EPITOPE); 36.5% reached an ED ≥2000 mg (relative to 37% in EPITOPE); 28.4% completed the DBPCFC without meeting stopping criteria (relative to 30.7% in EPITOPE). There was 1 event of treatment-related anaphylaxis in Year 2.

We anticipate communicating the results of the Year Two results as a manuscript that is currently in preparation. In addition, We anticipate that Month 36 results will become available in the second half of 2024 and we anticipate additional analyses of that data will be performed.

Viaskin Peanut for Children ages 4-7

We will evaluate the modified (circular) Viaskin Peanut patch in children ages 4-7 years with peanut allergy in two Phase 3 clinical trials with the intent for the trials to support a future BLA submission in this age group.

VITESSE (Viaskin Peanut Immunotherapy Trial to Evaluate Safety, Simplicity and Efficacy)

On September 7, 2022, we announced the initiation of VITESSE, a new Phase 3 pivotal study of the modified Viaskin Peanut (mVP) patch in children ages 4-7 years with peanut allergy. We defined initiation as the submission of the trial protocol to selected study sites for subsequent Institutional Review Board (IRB) approval and Ethics Committee (EC) opinion.

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

On March 7, 2023, the Company announced screening of the first subject in VITESSE. Screening of the last subject was anticipated in the first half of 2024, and topline results are anticipated in the first half of 2025.

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

We initiated subject screening for VITESSE in Q1 2023 (the first subject was screened in February 2023 and randomized in March) and anticipate that the last patient will be screened by Q3 2024.

Supplemental Safety Study in children ages 4-7 years with peanut allergy

In 2024, we plan to initiate a supplemental safety study (COMFORT Children) in peanut-allergic children aged 4-7 years. COMFORT Children comprises a 6-month, randomized, double-blind, placebo-controlled period followed by a 12-month, open-label, single-arm active treatment period. The additional safety data generated by the 6-month DBPC study will supplement the safety data generated by the VITESSE trial, resulting in a controlled safety database close to 600 children (total) aged 4 to 7 years treated with Viaskin Peanut.

In July 2023, we received Type C Meeting Written Responses from the FDA regarding key study design elements for COMFORT Children. In summary, there was an agreement with the Agency that COMFORT Children will be a Double-Blind, Placebo-Controlled study involving approximately 270 children, randomized at a 3:1 ratio (active to placebo). Participation will not necessitate a food challenge, and patch adhesion data will be generated using the same approach as previously agreed upon with the FDA for the VITESSE phase 3 study.

Subsequently, in October 2023, we received feedback from the FDA addressing the remaining protocol design elements for COMFORT Children. This feedback included language simplification for how Viaskin should be used. Furthermore, the key inclusion criteria for the COMFORT Children study will be based on a physician-diagnosed peanut allergy, peanut-specific IgE and a Skin Prick Test (with no requirement for a DBPCFC). The revised protocol design of the safety study was submitted to the FDA in Q4 2023. COMFORT Children is anticipated to be initiated towards the end of VITESSE enrollment. We intend that enrollment of the COMFORT Children safety study will be strategically timed to avoid competition with the VITESSE study for the same subjects.

Viaskin Milk

Our second product candidate, Viaskin Milk, is in development for the treatment of cow’s milk protein allergy, (IgE-mediated) or CMPA, in children two to 17 years of age, and received fast track designation from the FDA in

September 2016. In November 2014, we initiated a multi-center, double-blind, placebo-controlled, randomized Phase 1/2 dose-finding trial to study the safety and efficacy of Viaskin Milk in 198 subjects with Immunoglobulin E, or IgE, mediated CMPA, which we refer to as the Milk Efficacy and Safety, or MILES, trial. The MILES (Milk Efficacy and Safety) clinical trial was designed to determine a safe and effective dose in two age groups: children ages two to 11 and adolescents ages 12 to 17. In June 2015, we announced completion of Part A of the MILES study, or Phase 1, for which the DSMB recommended to continue the trial as planned and did not raise any safety concerns, and we launched Part B, or Phase 2, in October 2015.

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

Other Applications for the Viaskin Platform

In addition to our development programs in food allergies, we have also explored the use of our Viaskin technology for the treatment of inflammatory and autoimmune diseases with high unmet medical need. Human proof-of-concept trials have been conducted with Viaskin in EoE and as a booster vaccination against Bordetella pertussis, or whooping cough, in healthy adults. Our other earlier stage research programs have included vaccination for respiratory syncytial virus (RSV), as well as potential treatments for inflammatory bowel disease (IBD), celiac disease and type I diabetes.

Diagnostic Tool Development

In May 2016, we entered into a Development Collaboration and License Agreement (the “Collaboration Agreement”) with Société des Produits Nestlé S.A. (formerly NESTEC S.A.) (“NESTEC”). The Collaboration Agreement related to an exclusive global collaboration with Nestlé Health Science for the development and, if approved, commercialization of MAG1C, a ready-to-use and standardized atopy patch test tool for the diagnosis of CMPA (non-mediated IgE) in infants.

Under the terms of the Collaboration Agreement, the Company was responsible for leading the development activities of MAG1C up through a pivotal Phase 3 clinical program, and if the appropriate regulatory approvals were received, Nestlé Health Science would support the commercialization of MAG1C globally. The Company was eligible to receive up to €100.0 million in potential development, clinical, regulatory and commercial milestones, including an upfront payment of €10.0 million received in July 2016.

On October 30, 2023, the Company and NESTEC entered into a Mutual Termination Letter Agreement terminating the Collaboration Agreement. Each party remains responsible for its own costs and expenses related to its respective wind-down activities. Any and all licenses and sublicenses, granted by either party to the other party under the Collaboration Agreement, including, without limitation, any licenses to intellectual property, were revoked and terminated.

We may explore selective collaborations with parties who have relevant clinical and commercial expertise in other geographies, including certain European countries, and indications outside of food allergies.

Potential Biomarker Applications

We are continuing to explore other cellular mechanisms modulated by EPIT, such as biomarkers, in collaboration with external companies and academic institutions in both the United States and EU. We believe that with improved knowledge about the evolution of immunological biomarkers and epigenetic modulation, we may be able to determine the level of patient response earlier during treatment, ensure follow-up and measure tolerance maintained once treatment is completed. At the 2016 EAACI meeting in Vienna, Austria, we presented initial findings from some of these collaborations, which suggest that proprietary biomarker modeling may be used to help monitor patient responses to Viaskin Peanut. Additional research is planned to further strengthen the results of these early findings.

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

Viaskin is a Highly Scalable Manufacturing Technology

We currently rely on a single contract manufacturer to manufacture and supply the active pharmaceutical ingredients (“API”) used in our Viaskin product candidates. On February 1, 2018, we entered into a Master API Supply Agreement with Sanofi which sets forth the terms and conditions governing the manufacture and supply of peanut, milk and egg API to be used in our Viaskin product candidates. The agreement expires on a Viaskin product basis five years after the first date of regulatory approval in any jurisdiction of the applicable Viaskin product candidate and requires us to purchase at least 75% of our required API from Sanofi.

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

These patents and applications generally fall into five broad categories:

•	two U.S. patents, which we own, relating to the Viaskin electrostatic patch and its use, which expired in 2022;

•	patents and patent applications which we own relating to our electrospray method of manufacturing the Viaskin electrostatic patch, which may expire as early as 2029;

•

patents and patent applications we co-own with Assistance-Publique-Hôpitaux de Paris, or AP-HP, and the Université Paris Cité (formerly Université de Paris-Descartes, prior to merger and name change) relating to the treatment of peanut, milk, egg, and other allergies using our Viaskin patch technology, which may expire as early as 2028;

•	design patents and patent applications, which we own relating to various components of the Viaskin patch, which may expire as early as 2038; and

•

a variety of other patent applications that we own or co-own relating, for example, to prophylactic uses of the Viaskin patch technology and to treatment of other indications using the Viaskin patch technology.

U.S. Patent Term Extension and Marketing Exclusivity

Depending upon the timing, duration, and specifics of the FDA approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. Accordingly, if the remaining patent term has fourteen (14) or more years after the FDA approval date, the patent would not be eligible for any patent extension.

The amount of time by which a patent term may be extended is generally one-half the time between the effective date of an IND submission and the submission date of a BLA plus the time between the submission date of a BLA and the FDA’s approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent, and within 60 days of the FDA’s approval of the product. The U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension. In the future, we may apply for extension of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA. Some foreign jurisdictions have analogous patent term extension provisions that allow for extension of the term of a patent that covers a device approved by the applicable foreign regulatory agency. In the future, if a Viaskin patch receives FDA approval, we expect to apply for a patent term extension on the patent that we believe will provide the best exclusivity position if extended.

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

Co-Ownership Agreement

AP-HP and Université Paris Cité (formerly known as Université de Paris-Descartes)

In December 2008, we entered into an assignment, development and co-ownership agreement with AP-HP and Université Paris-Descartes, which through a merger and a name change became Université Paris Cité, by which we agreed to terms of co-ownership with AP-HP and Université Paris Cité of certain U.S. and foreign patents and patent applications, referred to herein as the shared patents. We, and any licensees or sublicensees that we designate, have the exclusive right to commercial uses of the shared patents. AP-HP and Université Paris Cité agreed to use the shared patents only for internal research purposes and not to license the shared patents to any third party. Upon commercialization of any product covered by the shared patents, which we expect would include our Viaskin product candidates, we will be obligated to pay AP-HP and Université Paris Cité a percentage of net sales as a royalty. This royalty is in the low single digits and varies depending on the particular patent used in the product. Additionally, if we license any of the shared patents to a third party and a licensee commercializes products covered by such shared patents, we will be obligated to pay AP-HP and Université Paris Cité a percentage in the low single digits of the money that we receive from our licensee.

If we do not sell any of our product candidates covered by the shared patents within 30 months from the date we first market such product candidates, AP-HP may, upon six months’ notice and subject to certain exceptions, convert our exclusive right to the commercial use of the shared patents to a non-exclusive right.

Any party may terminate the assignment, development and co-ownership agreement in the event of another party’s substantial breach which remains uncured after six months of receiving written notice of such breach. The agreement will also terminate in the event we cease operations or are subject to a dissolution or bankruptcy proceedings.

Absent early termination, the assignment, development and co-ownership agreement will automatically terminate upon the expiration of the last shared patent. In the event the agreement is terminated, we would no longer have the exclusive right to commercial use of the shared patents, though we would retain our shared ownership rights. In addition, our ownership stake in certain jointly made improvements covered by the shared patents would survive termination of the agreement. The longest-lived patent rights under the agreement are currently expected to expire in 2031, absent patent term extension.

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

We are aware of several food allergy studies and pharmaceutical developmental efforts connected with such studies that are currently being conducted in major medical centers and hospitals worldwide. These studies are evaluating forms of allergen desensitization treatments such as oral, or OIT; sublingual, or SLIT; subcutaneous, or SCIT; oral mucosal, or OMIT; and cutaneuos or intranasal immunotherapy, synthetic, denatured allergens, small molecule inhibitors, or combinations of medicines or methods.

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

There is one treatment for peanut allergy approved by the FDA and the European Commission: Palforzia, a formulation of peanut flour developed by Aimmune Therapeutics, Inc., or Aimmune. Nestlé S.A. acquired Aimmune in October 2020 and divested the Palforzia business to Stallergenes Greer in September 2023. In addition, Xolair (omalizumab) is approved by the FDA for the reduction of allergic reactions including reducing the risk of anaphylaxis, that may occur with accidental exposure to one or more food allergens, including peanut. Omalizumab is an anti-immunoglobulin E (IgE) monoclonal antibody that is administered via subcutaneous injection. The prescribing information for both Palforzia and Xolair indicate patients should continue to avoid all foods to which they are allergic.

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

Our product candidates must be approved by the FDA through the BLA process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

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

The data required to support a BLA is generated in two distinct development stages: pre-clinical and clinical. The pre-clinical development stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The conduct of the pre-clinical studies must comply with federal regulations, including GLPs. The sponsor must submit the results of the pre-clinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or regulatory non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or disease-affected subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to such protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to participants in a clinical trial are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products, including biologics, are required to register and publicly disclose specified clinical trial information on www.clinicaltrials.gov. Information related to the product candidate, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion.

Clinical trials are generally conducted in three sequential phases that may overlap, known as Phase 1, Phase 2 and Phase 3 clinical trials. Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate and, if possible, to gain early evidence on effectiveness. Phase 2 clinical trials, if Phase 1 trials do not reveal unacceptable toxicity, typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 clinical trials generally involve large numbers of subjects at multiple sites, in multiple countries (from several hundred to several thousand subjects) and are designed to provide the data necessary to demonstrate the efficacy of the product candidate for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the product candidate and provide an adequate basis for product approval. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing. Generally, the FDA requires two adequate and well-controlled Phase 3 clinical trials for approval of a BLA.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gather information about a product candidate’s safety, efficacy, and optimal use from the treatment of subjects in the intended therapeutic indication. In certain instances, FDA may condition approval of a BLA on the sponsor’s agreement to conduct additional clinical trials to further assess the biologic’s safety and effectiveness after BLA approval.

Progress reports detailing the results of a clinical trial must be submitted periodically to the FDA. Written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important rate increase of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to subjects or patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated intervals based on access to certain data from the trial. A sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

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

BLA and FDA Review Process

Following completion of a clinical trial, data generated from such trial is analyzed to assess safety and efficacy. The results of pre-clinical studies and clinical trials are then submitted to the FDA as part of a BLA, along with proposed labeling for the product candidate and information about the manufacturing process and facilities that will be used to ensure product quality, results of analytical testing conducted on the chemistry of the product candidate, and other relevant information. The BLA is a request for approval to market a biologic product for one or more specified indications and must contain proof of safety, purity, potency and efficacy, which is demonstrated by extensive pre-clinical and clinical testing. The application includes both negative or ambiguous results of pre-clinical and clinical trials and positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic product may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee, which is adjusted on an annual basis. PDUFA also imposes an annual program fee for approved drugs. Fee waivers or reductions may be available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

Once a BLA has been accepted for filing, which occurs, if at all, sixty days after the BLA’s submission, the FDA’s goal is to review such BLA within ten months of the filing date for standard review or six months of the filing date for priority review (if granted by the FDA), if the application is for a product intended for a serious or life-threatening condition and the product, if approved, would provide a significant improvement in safety or effectiveness. The review process is often significantly extended by FDA requests for additional information or clarification. If not accepted for filing, the sponsor must resubmit the BLA and begin the FDA’s review process again, including the initial sixty-day review to determine if the application is sufficiently complete to permit substantive review.

After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, strength, quality, purity and potency. The FDA may refer applications for novel drug product candidates or drug product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the sponsor during the review process. The review and evaluation of a BLA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and the sponsor may not receive a timely approval, if at all.

Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the product candidate to determine whether they comply with cGMPs. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product candidate within required specifications. In addition, before approving a BLA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, pre-clinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than a sponsor interprets the same data.

There is no assurance that the FDA will ultimately approve a product for marketing in the United States and a sponsor may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific populations, severities of allergies, and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the BLA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess the product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

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

Our Viaskin product candidates are combination products comprising a device for delivery of a biologic product. Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. That determination is based on the “primary mode of action” of the combination product, which means the mode of action expected to make the greatest contribution to the overall intended therapeutic effects. Thus, if the primary mode of action of a device-biologic combination product is attributable to the biologic product, that is, if it acts by means of a virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, or analogous product, the FDA center responsible for premarket review of the biologic product would have primary jurisdiction for the combination product.

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

The limitations imposed would be commensurate with the specific safety concerns presented by the product. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product. Fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

The FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, REMS and post-marketing surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

European Union Drug Development

In the European Union, or the EU, product candidates may also be subject to extensive regulatory requirements. Approval from the competent authorities of EU Member States must be obtained before commencing clinical trials. In addition, as in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory authorities has been obtained.

Clinical Trials in the EU

Similar to the United States, the various phases of pre-clinical and clinical research in the EU are subject to significant regulatory controls. Certain preclinical (also termed “non-clinical”) data is required in order to enable clinical trials and later to be used in a dossier for a marketing authorization application. The requisite amount of preclinical data enables the design of a clinical trial, from Phase 1 (first-in-human clinical trials) through to Phases 2 and 3, which are quality, safety and efficacy studies. During all phases of clinical development, national competent authorities of EU Member States and other comparable regulatory authorities require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators.

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

A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reporting EU Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all the concerned EU Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Each concerned EU Member State will issue a single decision on the authorization of the clinical trial including input from the national competent authority and Ethics Committee. Individual EU Member States, therefore, retain the power to authorize the conduct of clinical trials in their territory.

The CTR establishes a general principle according to which information contained in CTIS shall be made publicly accessible unless confidentiality is justified on grounds of necessary to protect personal data, or commercially confidential information, necessary to protect confidential communications between EU Member States in relation to the preparation of an assessment report, or necessary to ensure effective supervision of the conduct of a clinical trial by EU Member States. The confidentiality exception may be overruled if there is an overriding public interest in disclosure. The publication of data and documents in relation to the conduct of a clinical trial will take place in accordance with specific timelines. The timelines are established by the European Medicines Agency, or EMA, and are determined based on the documents and the categorization of the clinical trial.

The CTR includes a three-year transition period. The extent to which on-going clinical trials will be governed by the CTR varies. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials, including advanced therapy medicinal products, or ATMPs, must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

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

The centralized procedure provides for the grant of a single MA by the European Commission that is valid for all EU Member States. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) ATMPs, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

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

Pediatric Development

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which the MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Data and Market Exclusivity

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

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

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

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

Combination Products

The EU regulates medical devices and medicinal products separately, and through different legislative instruments. Products that are a combination of a medicinal product and a medical device may be regulated as either a medicinal product, a medical device or, subject to certain requirements, on the basis of both sets of rules. The applicable requirements governing placing a drug-device combination on the EU market will vary depending on the type of drug-device combination product and on which of the components of the combination has the primary mode of action.

Drug-device combination products that form a single integral product that is not reusable and for which the action of the medicinal product is principal to that of the medical device are governed by the regulatory framework applicable to medicinal products. However, the General Safety and Performance Requirements, or GSPRs, of Annex I to Regulation (EU) 2017/745 on Medical Devices, or MDR, will be applicable to the safety and performance of the medical device part of the product in the context of its use with the medicinal product. In these circumstances, an MAA must be submitted to the competent authorities responsible for evaluating the safety and effectiveness of medicinal products. As part of the MAA, the applicant must also submit, where available, the results of the assessment of the conformity of the medical device part of the product with the MDR contained in the manufacturer’s EU Declaration of Conformity of the device or the relevant Certificate of Conformity issued by a Notified Body. If the MAA does not include the results of the conformity assessment, and where the conformity assessment of the device, if used separately, requires the involvement of a Notified Body, the competent authorities must require the applicant to provide a Notified Body Opinion on the conformity of the device with the relevant GSPRs. Based on this approach, the competent authorities responsible for medicinal products will review the specific aspects of the medical devices part of the product which are relevant to the safety and efficacy of the medicinal product and the Notified Body – where applicable – will evaluate the relevant GSPRs of the device.

Drug-device combination products that form a single integral product that is not reusable and for which the action of the medicinal products is ancillary to that of the medical device are governed by the regulatory framework applicable to MDR. However, the quality, safety and usefulness of the medicinal product must also be verified as part of the device and a scientific opinion from a national competent authority of an EU Member State or from the EMA, depending on its nature and therapeutic intention, must be sought regarding the quality and safety of the medicinal product, including the benefit or risk of its incorporation into the medical device. Where the primary mode of action of the combined product comes from the medicinal product , it is regulated as a medicinal product. In this case, the medicinal product should also be compliant with regulation (EU) 2017/745 and particularly the article 117. This article requires a Notified Body opinion on the conformity of the device part to the relevant General Safety and Performance Requirements, or GSPRs of the MDR.

Other Regulatory Matters

UK Regulations

The United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the EU. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules for now.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of EU authorizations in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the EU centralized procedure can only be authorized through UK national authorization procedures in Great Britain.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedures which entered into application on January 1, 2024. Since January 1, 2024, the MHRA may also rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.

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

In order to secure coverage and reimbursement for any product candidate that might be approved for sale, sponsors may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost- effectiveness of the product candidate, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Whether or not we conduct such studies, our product candidates may not be considered medically necessary or cost-effective. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Third party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost- containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidate or a decision by a third-party payor to not cover our product candidate could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. The Joint Select Committee on Deficit Reduction was tasked with recommending to Congress proposals in spending reductions. Because they did not achieve a targeted deficit reduction of at least

$1.2 trillion for fiscal years 2012 through 2021, it triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect until 2032,unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Additionally, in the United States, there have been several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it isuncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In France, for example, effective access to the market can be achieved either at a free price, decided by the pharmaceutical company, or with a system of cover/reimbursement with a price regulated by the authorities. In this case, the future products must be included, for coverage by hospitals, on the list of proprietary medicinal products approved for use by local authorities and various public services (known as the “Liste Collectivités”) (Article L. 5123-2 of the Public Health Code) or included on the list of proprietary medicinal products reimbursable to insured persons (known as the “Liste Sécurité Sociale”) for reimbursement by the Social Security system (Article L. 162-17 of the Social Security Code).

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

•

HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, knowingly and willfully falsifying, concealing or covering up a material fact or making false statements relating to healthcare matters, knowingly and willfully embezzling or stealing from a healthcare benefit program, or willfully obstructing a criminal investigation of a healthcare offense. Similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

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

•

federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements on covered entities and their business associates, and their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information; and

•

state, local and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require licensure or registration by pharmaceutical sales representatives; state laws that require disclosure of information related to drug pricing; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect as HIPAA, thus complicating compliance efforts.

Outside the United States, interactions between pharmaceutical companies and healthcare professionals are also governed by strict laws, such as national anti-bribery laws of EU Member States, national sunshine rules and regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in administrative penalties, fines or imprisonment, reputational risk and public reprimands.

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

Data Privacy and Security

We are subject to stringent and evolving United States and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security, including the EU’s General Data Protection Regulation ((EU) 2016/679), or GDPR, and the UK’s General Data Protection Regulation, or UK GDPR. New privacy rules are being enacted in the United States and globally, and existing ones are being expanded, updated and strengthened.

The collection and use of personal health data in the EEA is governed by the GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EU or the monitoring of the behavior of data subjects in the EU. The GDPR enhances data protection obligations for controllers and processors of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for high-risk processing, limitations on retention of personal data and mandatory data breach notification and privacy by design requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, such as the U.S. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to 20 million Euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim compensation for damages resulting from infringement of the GDPR.

Following the UK’s withdrawal and the expiration of the transition period, from January 31, 2020, companies doing business in the EU and the UK will be obliged to comply with both the GDPR and the UK GDPR. On June 28, 2021, the European Commission adopted an adequacy decision permitting flows of personal data between the EU and the UK to continue without additional requirements. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the European Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term.

Employees and Human Capital Resources

As of December 31, 2023, we had 104 full-time employees, including approximately 23 with M.D. or Ph.D. degrees, and 1 part-time employee. Most of these employees, are engaged in research and development, clinical development and operations, medical affairs, and biostatistics activities. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards.

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

We are a clinical-stage biopharmaceutical company, and we have not yet generated significant income from operating activities. We have incurred net losses in each year since our inception in 2002, including net losses of $72.7million and $96.3 million for the years ended December 31, 2023 and 2022 respectively. As of December 31, 2023, we had an accumulated deficit of $238.9 million. We have devoted most of our financial resources to research and development, including our clinical and pre-clinical development activities. To date, we have financed our operations primarily through the sale of equity securities, obtaining public assistance in support of innovation, such as conditional advances from OSEO Innovation, or OSEO, reimbursements of research tax credit claims and strategic collaborations. The amount of our future net losses will depend, in part, on the pace and amount of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or additional grants or tax credits. To date, we have not generated any product revenue and we continue to advance the clinical and regulatory development of Viaskin Peanut in the United States and European Union. Even if we obtain regulatory approval to market Viaskin Peanut or any other product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for any approved products in those markets.

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

Based on our current operations, as well as our plans and assumptions, we expect that our balance of cash and cash equivalents of $141.4 million as of December 31, 2023 will be sufficient to fund our operations until December 31, 2024.

The company has incurred operating losses and negative cash flows from operations since inception.

As of the date of the filing, our available cash is not projected to be sufficient to support our operating plan for at least the next 12 months. As such, there is substantial doubt regarding our ability to continue as a going concern. We intend to seek additional capital as we prepare for the launch of Viaskin Peanut, if approved, and continue other research and development efforts. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. The Company will seek to fund these capital requirements through debt and public or private equity before December 31, 2024.

We intend to seek additional capital as we prepare for the launch of Viaskin Peanut, if approved, and continue other research and development efforts. We may seek to finance our future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive financings.

We cannot guarantee that we will be able to obtain the necessary financing to meet our needs or to obtain funds at attractive terms and conditions, including as a result of disruptions to the global financial markets . A severe or prolonged economic downturn could result in a variety of risks to us, including reduced ability to raise additional capital when needed or on acceptable terms, if at all.

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

As of December 31, 2023, our cash and cash equivalents were $141.4 million. Since our inception, we have primarily funded our operations with equity financings, and, to a lesser extent, public assistance aimed at supporting innovation and payments associated with research tax credits (Crédit d’Impôt Recherche). We do not generate product revenue and continue to prepare for the potential launch of our first product in the United States and in the European Union, if approved.

Based on our current operations, as well as our plans and assumptions, we expect that our balance of cash and cash equivalents of $141,4 million as of December 31, 2023 will be sufficient to fund our operations until December 31, 2024.

We expect that we will need to raise substantial additional capital as we prepare for the launch of Viaskin Peanut, if approved, and continue other research and development efforts. We may seek to finance our future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive financings.

We cannot guarantee that we will be able to obtain the necessary financing to meet our needs or to obtain funds at attractive terms and conditions, including as a result of disruptions to the global financial markets . A severe or prolonged economic downturn could result in a variety of risks to us, including reduced ability to raise additional capital when needed or on acceptable terms, if at all.

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

In addition, the French Commercial Code imposes certain limitations on our ability to price any offering of our share capital without preferential subscription right (sans droit préférentiel de souscription), which limitation may prevent us from successfully completing any such offering. Specifically, under the French Commercial Code, unless the offering is less than 10% of issued share capital, securities cannot be sold in an offering at a price that is more than a 10% discount to the volume weighted average trading price on Euronext Paris over the last three trading days preceding the commencement of the marketing of the transaction. In addition, the combined shareholders’ meeting dated April 12, 2023 granted authority to our board of directors to increase our share capital up to 100% of issued share capital, if the investors in such offering fit within categories of persons meeting certain characteristics. In this case securities cannot be sold in such an offering at a price that is more than a 15% discount to (i) the last closing price of the Company’s shares on the regulated market Euronext Paris prior to the date on which the issue price is set, (ii) the volume-weighted average price of the share of the Company on the regulated market of Euronext Paris over a period determined by the Board of Directors of between one to five consecutive trading days chosen from the last thirty trading days prior to the date on which the issue price is set.

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine and the Israel-Hamas war, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability.

For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. As a result of the COVID-19 pandemic, our ability to conduct clinical trials was affected. Future pandemics, epidemics or other public health crises (collectively, “public health crises”) could have an impact on our ability to conduct clinical trials, and clinical site initiation, subject enrollment and subject visits (including food challenges) in any of our clinical trials may be suspended or delayed due to prioritization of hospital resources toward responding to such public health crises. Some participants may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain subjects and principal investigators and site staff who, as healthcare providers may adversely impact our future clinical trial operations. The COVID-19 pandemic and related government and private sector responsive actions affected, and any future public health crises could affect, the broader economies and financial markets, triggering an economic downturn, which at points adversely affected or could adversely affect, our ability to access capital, which could negatively affect our business. In addition, the recession or resulting adverse impacts on the capital markets resulting from the COVID-19 pandemic, and any future public health crises, could materially affect our business.

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

Our business could be materially and adversely affected by the effects of any future public health crises in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. Any future public health crises could materially affect our operations as well as cause significant disruption in the operations and business of third-party manufacturers, CROs, other services providers, and collaborators with whom we conduct business.

It is impossible to predict all effects and the ultimate impact of any public health crises, including the COVID-19 pandemic. The full extent the impact of any future public health crises on our clinical development and other operations and financial performance depends on continuing developments that are uncertain and unpredictable, including the timing of any future vaccine development and rollouts and herd immunity, virus mutations and variants, and any new information that may emerge concerning future virus, vaccines, and containment, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the United States and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and responses of countries and political bodies to such sanctions, tensions, and military actions and the potential for more widespread conflict, have resulted in supply chain disruptions, and resulting increases in inflation, financial market volatility and capital markets disruption, potentially increasing in magnitude, and such effects on the global economy and financial markets could affect our business, operations, operating results and financial condition as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. Separately, in early October 2023, Hamas, a militant group in control of Gaza, and Israel began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries, including Lebanon, Syria, and Iran. The Hamas-Israel military conflict is ongoing, and its length and outcome are highly unpredictable. Any or all of the effects of these conflicts could disrupt our and our collaborators’ supply chains and adversely affect our and our collaborators’ ability to conduct ongoing and future clinical trials of our product candidates. The extent and duration of the military action, sanctions and resulting economic, market and other disruptions are impossible to predict, but could be substantial. Any such disruptions may magnify the impact of the other risks described in this report.

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

We may not be successful in developing and commercializing Viaskin Peanut and our other product candidates, including, without limitation, Viaskin Milk, and our commercial opportunities may be limited.

We are currently conducting VITESSE, a Phase 3 pivotal study in children aged 4 through 7 years of age with confirmed diagnosis of peanut allergy with Type V Viaskin Peanut System, or the modified Viaskin Peanut system. Additionally, we intend to carry out two additional Phase 3 safety studies in response to the FDA’s request regarding the size of the controlled safety database. One study will be conducted in peanut allergic children 4 through 7 years of age using the Type Viaskin Peanut System (mVP), and the other will focus on peanut allergic children 1 through 3 years of age with the Type IV Viaskin Peanut System (the original Viaskin Peanut system, or cVP). Positive results in all these studies are imperative for us to seek regulatory approval before we are permitted to commence commercialization, if ever. Viaskin Milk will also require substantial additional clinical development, testing, and regulatory approval before we are permitted to commence its commercialization, if ever. Many of our other product candidates are still in pre-clinical or early proof-of-concept phase development. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that, among other things, the product candidate is safe and effective for use in each target indication. This process can take many years and may include post-marketing requirements and surveillance, including the completion of pediatric clinical trials to satisfy both U.S. and EU requirements, which will require the expenditure of substantial resources. Of the large number of drugs in development in the United States, only a small percentage successfully completes the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical programs, we cannot assure you that any of our product candidates will be approved by relevant regulators or will be successfully developed or commercialized.

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

•

the FDA or the applicable foreign regulatory authority may find the data from pre-clinical studies and clinical trials from a product candidate insufficient to demonstrate that the clinical or other benefits of such product candidate outweighs its respective safety risks;

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

•

the FDA or the applicable foreign regulatory authority may require development or implementation of a Risk Evaluation and Mitigation Strategy(or REMS), or comparable foreign requirements, as a condition of approval or post-approval;

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market any of our product candidates based on our Viaskin technology platform. Moreover, because our business is almost entirely dependent upon our Viaskin technology, any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

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

In connection with clinical testing and trials, we face a number of risks, including, but not limited to:

•	a product candidate is ineffective, inferior to existing approved medicines or treatment options, unacceptably toxic, or has unacceptable side effects;

•

patients may die or suffer other adverse effects for reasons that may or may not be related to the product candidate being tested, especially during the double-blind, placebo-controlled food challenges;

•	extension studies on long-term tolerance could invalidate the use of our product, showing Viaskin does not generate a sustained protective effect;

•	any positive results of earlier testing or trials may not be confirmed by results of subsequent trials; and

•	the results may not meet the level of statistical significance required by the FDA or other comparable regulatory authorities to establish the safety and efficacy of our product candidates.

The results of pre-clinical studies do not necessarily predict clinical success, and larger and later-stage clinical trials may not produce the same results as earlier-stage clinical trials. As a result, we may not observe a similarly favorable safety and efficacy profile as our prior clinical trials. For example, in August 2020, we received a Complete Response Letter, or CRL, in which the FDA indicated it could not approve the Viaskin Peanut BLA in its then-current form. The FDA identified concerns regarding the impact of system adhesion on efficacy and indicated the need for modifications, and new human factors studies. The FDA also indicated that supplementary clinical data would need to be generated to support applications for both the Type IV Viaskin Peanut System (the original Viaskin Peanut system), or cVP, and the Type V Viaskin Peanut System (the modified Viaskin Peanut System), or mVP, and requested additional Chemistry, Manufacturing and Controls, or CMC, data. Further, in September 2022, we announced that FDA had imposed a partial clinical hold on the VITESSE trial, which was lifted in December 2022 after we made additional revisions to the protocol in order to address FDA concerns. In addition, we cannot assure you that in the course of potential widespread use in future, some drawbacks would not appear in maintaining production quality, protein stability or allergenic strength. Frequently, product candidates developed by pharmaceutical, biopharmaceutical and biotechnology companies have shown positive results in early pre-clinical studies or clinical trials, but have subsequently suffered significant setbacks or failed in later clinical trials. In addition, clinical trials of potential products sometimes reveal that it is not possible or practical to continue development efforts for these product candidates.

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

In many of clinical trials, we utilize an oral food challenge procedure intentionally designed to trigger an allergic reaction, which could be severe or life-threatening.

In accordance with our food allergy clinical trial protocols, we utilize a double-blind, placebo-controlled food challenge procedure at various points in our clinical trials. This consists of giving the offending food protein to subjects to assess the sensitivity of their food allergy to determine eligibility to participate and to evaluate the efficacy of our product candidates versus placebo. The food challenge protocol is meant to induce objective symptoms of an allergic reaction. These oral food challenge procedures can potentially trigger anaphylaxis or potentially life-threatening systemic allergic reactions. Even though these procedures are well-controlled, standardized and performed in highly specialized centers with intensive care units, there are inherent risks in conducting a trial of this nature. An uncontrolled allergic reaction could potentially lead to serious or even fatal reactions. Any such serious clinical event could potentially adversely affect our clinical development timelines, including a complete clinical hold on our food allergy clinical trials. We may also become liable to subjects who participate in our clinical trials and experience any such serious or fatal reactions. Any of the foregoing could have a material adverse effect on our business, prospects, stock price or financial condition.

Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay or prevent our ability to generate revenues.

Human clinical trials are very expensive, time-consuming, and difficult to design, implement and complete. The completion of trials for Viaskin Peanut and our other product candidates may be delayed for a variety of reasons, including, but not limited to, delays in:

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

•

obtaining timely responses from and permission to proceed from the FDA under an investigational new drug, or IND, application, or foreign equivalent approval from regulatory authorities outside the United States;

•

obtaining institutional review board, or IRB, approval or positive Ethics Committee opinions as part of the single decision on the authorization of a clinical trial issued by EU Member States including input from the national competent authority and Ethics Committee, to conduct a clinical trial at a prospective clinical trial site;

•	determining dosing and clinical design and making related adjustments; and

•

subject enrollment, which is a function of many factors, including the size of the population, the nature of the protocol, the proximity of participants to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

The commencement and completion of clinical trials for our product candidates may be delayed, suspended or terminated due to a number of factors, including:

•	lack of effectiveness of product candidates during clinical trials;

•	adverse events, safety issues or side effects relating to the product candidates or their formulation;

•	serious adverse events relating to the double-blind, placebo-controlled food challenge procedure when testing participants for the sensitivity of their allergies;

•	inability to raise additional capital in sufficient amounts to continue clinical trials or development programs, which are very expensive;

•	the need to sequence clinical trials as opposed to conducting them concomitantly in order to conserve resources;

•	our inability to enter into collaborations relating to the development and commercialization of our product candidates;

•	failure by us or our collaborators to conduct clinical trials in accordance with regulatory requirements;

•	our inability or the inability of our collaborators to manufacture or obtain from third parties materials sufficient for use in pre-clinical studies and clinical trials;

•

governmental or regulatory delays, changes by regulatory agencies, including, without limitation, unexpected changes, unrelated to new developments of the science, in prior guidance and instruction provided to us, changes in regulatory requirements, policy and guidelines, and mandated changes in the scope or design of clinical trials or requests for supplemental information with respect to clinical trial results;

•	failure of our collaborators to advance our product candidates through clinical development;

•	delays in enrollment, variability in the number and types of subjects available for clinical trials, and lower-than anticipated retention rates for subjects in clinical trials;

•	difficulty in subject monitoring and data collection due to failure of subjects to maintain contact after treatment;

•

a regional disturbance where we or our collaborative partners are enrolling patients in our clinical trials, such as the COVID-19 pandemic or any other pandemics, epidemics, or global health crises, terrorist activities or war, or a natural disaster; and

•	varying interpretations of our data, and regulatory commitments and requirements by the FDA and similar foreign regulatory authorities.

For example, we announced in September 2022 that FDA had imposed a partial clinical hold on the VITESSE trial, which was lifted in December 2022, resulting in a delay in initiation and conduct of the VITESSE trial.

Many of these factors may also ultimately lead to denial of our applications for regulatory approval for our product candidates. If we experience delay, suspensions or terminations of a clinical trial, the commercial prospects for the related product candidate will be harmed, and our ability to generate product revenues will be delayed or such revenues could be reduced or fail to materialize.

In addition, we may encounter delays or product candidate rejections based on new governmental regulations, future legislative or administrative actions, resource constraints or changes in resources at the regulatory agencies tasked with reviewing our submissions, resulting in delays in receiving timely and consistent guidance, or changes in FDA or other similar foreign regulatory authority policy or interpretation during the period of product development. If we obtain required regulatory approvals, such approvals may later be withdrawn, varied or suspended. Delays or failures in obtaining regulatory approvals may result in:

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

The FDA must approve any new drug or biologic before it can be commercialized, marketed, promoted or sold in the United States. We must provide the FDA with data from pre-clinical studies and clinical trials that demonstrate that, among other things, our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. There is significant competition to secure clinical trial support resources, including CROs. Clinical sites are resource constrained with the availability of these sites further limited due to, in certain instances, participation in multiple clinical trials. In addition, there are various opportunities for subjects eligible to participate in our clinical trials to participate in other food allergy clinical trials or allergy related trials. We must provide data to ensure the identity, strength, quality and purity of the drug substance and drug product. Also, we must assure the FDA that the characteristics and performance of the clinical batches will be replicated consistently in the commercial batches. We will not obtain approval for a product candidate unless and until the FDA approves a BLA, if at all.

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

We have obtained Fast Track designation from the FDA for the development of Viaskin Peanut and Viaskin Milk, and we may apply for that designation for other product candidates as well. If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation. The FDA has broad discretion to grant this designation, and even if we believe our product candidates are eligible for this designation, we cannot be sure that the FDA would decide to grant it. Even if we do have Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Generally, a Fast Track designation affords the possibility of rolling review, enabling the FDA to review portions of our marketing application before submission of a complete application. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

The FDA or comparable foreign regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product, such as long-term observational studies on natural exposure. The FDA and other agencies, including, without limitation, the U.S. Department of Justice, and comparable foreign regulatory authorities closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and comparable foreign regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our collaborators, market any of our product candidates for which we, or they, receive regulatory approval for treatment other than their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the Federal Food, Drug, and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

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

We sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory, and other product development objectives or milestones for planning purposes. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of regulatory approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

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

•	other actions, decisions or rules issued by regulators;

•	our ability to access sufficient, reliable and affordable supplies of compounds used in the manufacture of our product candidates;

•	the efforts of our collaborators with respect to the commercialization of our products; and

•	the securing of, costs related to, and timing issues associated with, product manufacturing, as well as sales and marketing activities.

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

We are dependent on third parties for the supply of various materials, chemical or biological products that are necessary to produce Viaskin patches for our clinical trials, and will need to depend on third parties to produce patches for our commercial supply, if Viaskin Peanut is approved. The supply of these materials could be reduced or interrupted at any time, including, without limitation, as a result of impacts due to pandemics, epidemics or other global health crises, natural disasters, new laws or regulations applicable to us or our suppliers, or other unfavorable global economic conditions, including as a result of the ongoing conflict between Russia-Ukraine, Irael-Hamas and other global political or military conflicts. In such case, we may not be able to find other suppliers of acceptable materials in appropriate quantities at an acceptable cost. If key suppliers or manufacturers are lost or the supply of materials is diminished or discontinued, we may not be able to continue to develop, manufacture and market our product candidates or products, if any, in a timely and competitive manner. In addition, these materials are subject to stringent manufacturing processes and rigorous testing. Delays in the completion and validation of facilities and manufacturing processes of these materials could adversely affect our ability to complete trials and commercialize our products, if any, in a cost- effective and timely manner. To prevent such situations, we intend to diversify our supply sources by identifying a second source of supply for critical raw materials and materials, such as natural protein . If we encounter difficulties in the supply of these materials, chemicals or biological products, if we were not able to maintain our supply agreements or establish new agreements to develop and manufacture our products in the future, our business, prospects, financial condition, results and development could be significantly affected.

Relying on third-party manufacturers may result in delays in our clinical development or commercialization efforts.

Developing and commercializing new medicines entails significant risks and expenses. Our clinical trials may be delayed if third-party manufacturers are unable to assure a sufficient quantity of the drug product to meet our study needs. Currently, we have only one manufacturer, Sanofi S.A., or Sanofi, of the active pharmaceutical ingredients, or API, used in our Viaskin product candidates, including Viaskin Peanut, such as peanut protein extract and unmodified allergen milk extract. In February 2020, Sanofi announced that it plans to create a new company dedicated to the production and marketing to third parties of API. Subsequently, Sanofi consolidated its API commercial and development activities conducted in six of its European API production sites. While those API sites do not include the site in which the API used in our Viaskin product candidates is produced, there can be no assurances that this transition will not adversely impact our supply of API from Sanofi. If Sanofi does not continue to manufacture the API as required by us in a timely manner, we may not be able to find a substitute manufacturer on a timely basis and our commercialization efforts and clinical trials may be delayed. Further, Sanofi’s strategic alliance partner, Regeneron, entered into a clinical collaboration with Aimmune Therapeutics, to evaluate treatment with Palforzia in combination with Dupilumab in peanut allergic patients. Regeneron commenced a Phase 2 clinical trial in October 2018 under this collaboration. This potential competitive dynamic may make Sanofi less inclined to continue or renew their manufacturing arrangement with us on commercially reasonable terms or at all and, notwithstanding contractual protections, Sanofi may be able to utilize knowledge gained through their relationship with us in furtherance of their development of competitive therapies.

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

Once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Manufacturers of products with which we contract are required to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs, or comparable GMP requirements in foreign countries. A failure of any of our contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the launch or availability of products based on our product candidates into the market. Moreover, the constituent parts of a combination product retain their regulatory status (as a biologic or medical device, for example) and, as such, we or our contract manufacturers may be subject to additional requirements in the Quality System Regulation, or QSR, or comparable quality management systems in foreign countries, applicable to medical devices, such as design controls, purchasing controls, and corrective and preventive action. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Failure by third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor, fines, injunctions, civil penalties, revocation or suspension of regulatory approval for any products granted pre-market approvals, invalidation of drug product lots or processes, seizures or recalls of products, operating restrictions, and criminal prosecutions.

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

We, or the third parties upon whom we depend, may be adversely affected by earthquakes, other natural disasters or outbreaks of contagious diseases and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

The European Union provides opportunities for data and market exclusivity related to marketing authorizations. Upon receiving a marketing authorization, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity, which run in parallel. Data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the European Union until 10 years have elapsed from the initial marketing authorization of the reference product in the European Union. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the European Union, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for Marketing Authorization. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

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

Even if the medical community accepts a product as safe and efficacious for its indicated use, prescribers may choose to restrict the use of the product if we are,or any collaborator is, unable to demonstrate that, based on experience, clinical data, side-effect profiles and other factors, our product is preferable to any existing drugs or treatments. We cannot predict the degree of market acceptance of any product candidate that receives regulatory approval, which will depend on a number of factors, including, but not limited to:

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

In the case of food allergies, we are aware of several food allergy academic studies and pharmaceutical developmental efforts connected with such studies that are currently being conducted in major medical centers and hospitals worldwide. These studies are evaluating forms of allergen desensitization treatments such as oral (OIT), sublingual (SLIT), subcutaneous (SCIT), or oral mucosal (OMIT), and cutaneous (CIT) immunotherapy, or products using synthetic allergens, denatured allergens, small molecule inhibitors, or combinations of medicines or methods, or medicines using traditional methods such as Chinese herbs.

Studies combining other methods of allergen immunotherapy, such as OIT, with monoclonal antibodies (anti-IgE and anti-IL-4Rα) as adjunct therapy are being conducted currently. These types of co-administrations may significantly improve the safety of specific allergen immunotherapies administered orally or subcutaneously. Monoclonal antibodies, used alone as monotherapy or in combination with allergen immunotherapy, may become significant competitors to our products. On February 16 2024, the FDA approved Xolair® (omalizumab) for the reduction of allergic reactions, including anaphylaxis, that may occur with accidental exposure to one or more foods in adult and pediatric patients aged 1 year and older with IgE-mediated food allergy.

There is one treatment that is specific for peanut allergy, a proprietary form of OIT which was approved by the FDA and the European Commission: Palforzia, formulation of peanut flour developed by Aimmune Therapeutics, Inc., or Aimmune. Nestlé S.A. acquired Aimmune in October 2020, and divested the Palforzia business to Stallergenes Greer in September 2023.

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

Sales of our products, when and if approved for marketing, will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state, and foreign government health care programs, commercial insurance and managed healthcare organizations. There may be significant delays in obtaining coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sales and distribution. Third-party payors are increasingly reducing reimbursements for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Limited third-party reimbursement for our product candidates or a decision by a third-party payor not to cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

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

Following ACA, both the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, or the ATRA, include, among other things, mandatory reductions in Medicare payments to certain providers. Additionally, in the United States, there have been several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to the Biden administration’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenge. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost- effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on Health Technology Assessment, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

Legislators, policymakers and healthcare insurance funds in the EU may continue to propose and implement cost-containing measures to keep healthcare costs down; particularly due to the financial strain that the COVID-19 pandemic placed on national healthcare systems of the EU Member States. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

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

Recommendations by government authorities or other groups and organizations may relate to such matters as usage, dosage, route of administration and use of related therapies, and a growing number of organizations are providing assessments of the value and pricing of pharmaceutical products. These assessments may come from private organizations, such as the Institute for Clinical and Economic Review, or ICER, which publish their findings and offer recommendations relating to the products’ reimbursement by government and private payors. In July 2019, ICER published its final report assessing the comparative clinical effectiveness and value of treatments for peanut allergy, including Viaskin Peanut and a competitor product candidate. The results of this or any future ICER report or any similar recommendations or guidelines may affect our reputation, and any recommendations or guidelines that result in decreased use or reimbursement of Viaskin Peanut, if approved, could have a material adverse effect on our results of operations and financial condition. In addition, the occurrence of any of the foregoing, or the perception by the investment community or shareholders that such recommendations or guidelines will result in decreased use or reimbursement of Viaskin Peanut, if approved, could adversely affect the market price of our securities.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if any.

Our product candidates are being developed to address the needs of allergic patients, for some of whom they can have a profound and life-threatening adverse reaction if exposed to even minute amounts of an allergen. Accordingly, safety is of paramount importance in developing these product candidates. To date, more than twelve clinical trials of Viaskin Peanut and Viaskin Milk product candidates have been conducted both outside and inside of the United States in over 1,000 human subjects to evaluate the safety and efficacy of these product candidates for the treatment of peanut allergies and milk allergies, respectively. Adverse events observed in these clinical trials have primarily involved general disorders such skin and subcutaneous tissue, immune system and administration site conditions, such as erythema, pruritus, edema and urticaria. However, in clinical trials to date, one case of mild to moderate anaphylaxis has been reported, and it is possible that anaphylaxis or other systemic reactions may occur in the future. It is worth noting that, as a desensitization patch bringing the allergen into contact with the skin, reactions, which are a source of itching and discomfort for subjects, are common. This reaction is typically temporary in duration and fades after a few weeks of use. In addition, during daily administration of the patches during treatments, depending on the severity of the allergies and subject response to treatment, precautionary measures are necessary when handling the patches after use due to risk of contamination.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, halt or terminate clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Further, if our Viaskin patch product candidates receive regulatory approval and we or others identify undesirable side effects caused by the products (or any other similar products) after approval, a number of potentially significant negative consequences could result, including:

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

Following Brexit, the UK and the EU signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards however there are still uncertainties. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Among the changes that have occurred are that Great Britain (England, Scotland and Wales) is treated as a “third country,” a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland continues to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. As part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.

As it relates to marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland continues, however, to be covered by the marketing authorizations granted by the European Commission. For example, the scope of a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU Member States no longer encompasses Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities is required to place medicinal products on the market in Great Britain. Northern Ireland continues, however, to be covered by the marketing authorizations granted by the European Commission.

On February 27, 2023, the UK Government and the European Commission reached a political agreement on the so-called “Windsor Framework”. The Framework is intended to revise the Northern Ireland Protocol to address some of the perceived shortcomings in its operation. The agreement was adopted at the Withdrawal Agreement Joint Committee on March 24, 2023. If the changes are adopted in the form proposed, medicinal products to be placed on the market in the UK will be authorized solely in accordance with UK laws. Northern Ireland would be reintegrated back into a UK-only regulatory environment under the authority of the MHRA with respect to all medicinal products. The implementation of the Windsor Framework would occur in stages, with new arrangements relating to the supply of medicinal products into Northern Ireland anticipated to take effect in 2025.

A significant proportion of the regulatory framework in the UK applicable to medicinal products is currently derived from EU Directives and Regulations. The potential for UK legislation to diverge from EU legislation following Brexit could materially impact the regulatory regime with respect to the development, manufacture, import, approval, and commercialization of our product candidates in the UK or the EU. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our current and/or future business activities could be subject to challenge under one or more of these laws. If our operations were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, or comparable foreign programs, integrity obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, any of which could substantially disrupt our operations. Defending against any such actions can be costly, time- consuming and may require significant financial and personnel resources. Even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusion from government funded healthcare programs.

Changes in regulatory requirements, or guidance from the FDA or comparable foreign regulatory authorities or unanticipated events during our clinical trials of Viaskin products may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Changes in regulatory requirements, or guidance from the FDA or comparable foreign regulatory authorities or unanticipated events during our clinical trials may force us to amend clinical trial protocols or the FDA or certain foreign regulatory authorities may impose additional clinical trial requirements. Discussions with regulatory authorities have caused us to adjust certain trial protocols. Amendments to our clinical trial protocols would require resubmission to the FDA and IRBs or competent foreign regulatory authorities, for review and approval, as applicable, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional clinical trials, the commercial prospects for the Viaskin patch product candidates, or any other product candidates, may be harmed and our ability to generate product revenue will be delayed.

In addition, the policies of the FDA, the competent authorities of the EU Member States, the EMA, the European Commission and other comparable regulatory authorities responsible for clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023. By that date, all ongoing trials has become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for our product candidates on the basis of clinical trials conducted in the UK.

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

The FDA and other comparable foreign regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as Viaskin patch products, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other comparable foreign regulatory authorities, as reflected in the product’s approved labeling. If we receive regulatory approval for Viaskin patch products as a treatment for a particular allergy, physicians, in their independent professional medical judgment, may nevertheless prescribe Viaskin patch products to their patients in a manner that is inconsistent with the approved label. Additionally, it is permissible to share in certain circumstances and in accordance with applicable FDA, and comparable regulatory authorities’, guidance and regulations truthful and non-misleading information that is consistent with, but not contained in, the product’s approved labeling. If we are found to have promoted off-label uses or promoted our product before approval, we may become subject to significant liability under the FDCA and other statutory authorities, such as laws prohibiting false claims for reimbursement. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA and other U.S. government agencies has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the marketing of Viaskin patch products, if approved, by restricting off-label promotion, we could become subject to significant liability, which would materially adversely affect our business and financial condition. Similar limitations and penalties are provided in the EU both at EU level and at national level in individual EU Member States.

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

A key aspect of our current strategy is to selectively enter into collaborations with third parties to conduct clinical testing. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We currently have multiple collaboration agreements in effect, including collaborations for the development of applications in the field of respiratory allergies or autoimmune disease, as well as other therapeutic domains, such as vaccines. Collaboration agreements typically call for milestone payments that depend on successful demonstration of efficacy and safety, obtaining regulatory approvals and clinical trial results. Collaboration revenues are not guaranteed, even when efficacy and safety are demonstrated. The current economic environment may result in potential collaborators electing to reduce their external spending, which may prevent us from developing our product candidates.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates for the treatment of common food or other allergies, as well as successfully defending these rights against third-party challenges. We will only be able to protect our product candidates, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Our ability to obtain patent protection for our product candidates is uncertain due to a number of factors, including:

•	we may not have been the first to make the inventions covered by pending patent applications or issued patents;

•	we may not have been the first to file patent applications for our product candidates or the compositions we developed or for their uses;

•	others may independently develop identical, similar or alternative products or compositions and uses thereof;

•	our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

•	any or all of our pending patent applications may not result in issued patents;

•	we may not seek or obtain patent protection in countries that may eventually provide us a significant business opportunity;

•	any patents issued to us may not protect, encompass, or embody commercially viable products, may not provide any competitive advantages, or may be successfully challenged by third parties;

•	our compositions and methods may not be patentable;

•	others may design around our patent claims to produce competitive products which fall outside of the scope of our patents; or

•	others may identify prior art or other bases which could invalidate our patents.

Even if we have or obtain patents covering our product candidates or compositions, we may still be barred from making, using and selling our product candidates or technologies because of the patent rights of others. Others may have filed, and in the future may file, patent applications covering compositions or products that are similar or identical to our compositions or products. There are many issued U.S. and foreign patents relating to biological or chemical compounds and therapeutic products, and some of these relate to compounds we intend to commercialize. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the allergy treatment field in which we are developing products. Any or all of these could materially affect our ability to develop our product candidates or sell our products if approved. Because patent applications can take many years to issue as patents, and because there can be procedures to keep some applications secret, there may be currently pending applications unknown to us that may later result in issued patents that our product candidates or compositions may infringe. These patent applications may have priority over patent applications filed by us.

Obtaining and maintaining a patent portfolio entails significant expense and resources. Part of the expense includes periodic maintenance fees, renewal fees, annuity fees, various other governmental fees on patents and/or applications due in several stages over the lifetime of patents and/or applications, as well as the cost associated with complying with numerous procedural provisions during the patent application process and after a patent grants. There may also be significant expenses associated with enforcing and/or defending various patents in a patent portfolio. We may or may not choose to pursue or maintain protection for particular inventions. In addition, there are situations in which failure to make certain payments or noncompliance with certain requirements in the patent process can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction (perhaps irrevocably). If we choose to forgo patent protection or allow a patent application or patent to lapse purposefully or inadvertently, our competitive position could suffer.

Legal actions to enforce and/or defend our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents and/or a finding that they are unenforceable. We may or may not choose to pursue litigation or other actions against those that have infringed on our patents, or used them without authorization, due to the associated expense and time commitment of monitoring these activities. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations. If we develop a reputation of failing to attempt to protect or to enforce our intellectual property rights, our competitive position could suffer, which could harm results of operation.

Biopharmaceutical patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.

The patent positions of biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions. The interpretation and breadth of claims allowed in some patents covering biopharmaceutical compositions may be uncertain and difficult to determine, and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims. The standards of the United States Patent and Trademark Office, or USPTO, are sometimes uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings; U.S. patents may be subject to reexamination proceedings, post-grant review and/or inter partes review in the USPTO (collectively, “post-grant proceedings”). Foreign patents may be subject also to opposition or comparable proceedings in the corresponding foreign patent office, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination, post-grant review, inter partes review and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.

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

From time to time, the United States Supreme Court, the United States Court of Appeals for the Federal Circuit, other federal courts, the United States Congress, the USPTO or similar foreign authorities may change the standards of patentability and any such changes could have a negative impact on our business. For example, recently the federal courts and the United States Supreme Court have issued (and may issue additional) rules generally related to standards for upholding the validity of biological and chemical “genus” claims. Any rulings that make it more difficult to uphold the validity of biological or chemical “genus” claims could potentially negatively impact our patent portfolio and negatively impact our business.

In addition, the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in 2011, includes a number of significant changes to U.S. patent law. These changes include a transition from a “first-to-invent” system to a “first-to-file” system, changes to the way issued patents are challenged, and changes to the way patent applications are disputed and prosecuted during the examination process. These changes may favor larger and more established companies that have greater resources to devote to patent application filing and prosecution. The USPTO has developed (and continues to develop) new and untested, or relatively lightly tested, regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and, in particular, the first-to-file provisions, became effective on March 16, 2013. Substantive changes to patent law associated with the America Invents Act may affect our ability to obtain patents, and if obtained, to enforce or defend them. Accordingly, it is not clear what, if any, impact the America Invents Act will have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend any patents that may issue from our patent applications, all of which could have a material adverse effect on our business.

In addition, over the past few years, bills in the U.S. Congress have bene proposed that, if passed, would make changes to the America Invents Act. For example, bills have been introduced that would reduce the discretion of the Patent Trial and Appeal Board (PTAB) to deny some or all post-grant proceedings. In addition, bills, rules and/or regulations have been introduced that would provide the director of the U.S.P.T.O more authority to set aside PTAB decisions. If these bills are eventually passed by the U.S. Congress and become law, they could impact our ability to enforce/defend patents.

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

Filing, prosecuting, defending, and maintaining patents, and defending other intellectual property rights such as trade secrets, on our product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are generally based on the priority dates of each of our patent applications.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biopharmaceuticals or biotechnologies. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties under certain circumstances. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

There is significant litigation in the biopharmaceutical industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. If our development activities are found to infringe any such patents or other intellectual property rights, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from using the patented drugs or compositions. We may need to resort to litigation to enforce a patent issued to us, to protect our trade secrets, or to determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel or consultants formerly employed by other companies involved in one or more areas similar to the activities conducted by us.

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

The biopharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we are forced to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, we may be forced to stop or delay developing, manufacturing, selling or otherwise commercializing Viaskin™ patch products.

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

•

in the case of trademark claims, redesign, or rename, Viaskin™ or other trademarks we may own, to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.

Any of these risks coming to fruition could have a material adverse effect on our business, results of operations, financial condition and prospects.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering our product candidate, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations of lack of candor or good faith in dealing with USPTO, that someone connected with prosecution of the patent withheld relevant and/or materials information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover, encompass, or protect our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. If a party were to prevail on a legal assertion of unenforceability, such a holding could also affect other related patents. Such a loss of patent protection would have a material adverse impact on our business.

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

The risk that we may be sued on product liability claims is inherent in the development and commercialization of biopharmaceutical products. Side effects of, or manufacturing defects in, products that we develop could result in the deterioration of a patient’s condition, injury or even death. For example, product liability claims may be brought by subjects participating in our clinical trials as a result of unexpected side effects from our product candidates. Once a product is approved for sale and commercialized, the likelihood of product liability lawsuits increases. Criminal or civil proceedings might be filed against us by patients, regulatory authorities, other biopharmaceutical companies and any other third party using or marketing our products. These actions could include claims resulting from acts by our partners, licensees and subcontractors, over which we have little or no control. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and we may be forced to limit or forgo further commercialization of the affected products.

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

For example, in December 2018, we announced that we voluntarily withdrew our BLA for Viaskin Peanut following correspondence with the FDA regarding additional data needs on manufacturing procedures and quality controls, and our ADS price declined significantly as a result. Following this announcement, a class action complaint was filed on January 15, 2019 in the United States District Court for the District of New Jersey alleging that we and our former Chief Executive Officer, our current Chief Executive Officer, our former Deputy Chief Executive Officer, and our former Chief Business Officer violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiffs sought unspecified damages on behalf of a purported class of persons that purchased our securities between February 14, 2018 and August 4, 2020 and also held our securities on December 20, 2018 and/or March 16, 2020 and/or August 4, 2020. The complaint, as amended, was dismissed with prejudice on July 29, 2022, and the matter was resolved with finality thirty days thereafter.

Whether or not a plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

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

As a French technology company, we have benefited from certain tax advantages, including, for example, the French research tax credit (credit d’impôt recherche), or CIR. The CIR is a French tax credit aimed at stimulating research and development. Beginning in the fiscal year ending December 31, 2021, the Company recovered its Small and Medium-sized Enterprises, or SMEs, status under EU law, and became therefore eligible again for the immediate reimbursement of the Research Tax Credit. During the fiscal year ending December 31, 2022, the Company received the reimbursement of the 2019, 2020 and 2021 fiscal year research tax credit for a total amount of $26.1 million. The CIR is calculated based on our claimed amount of eligible research and development expenditures in France and represented $8.9 millions and $5.7 millions, as of December 31, 2023 and 2022 respectively. The French tax authority with the assistance of the Research and Technology Ministry may audit each research and development program in respect of which a CIR benefit has been claimed and assess whether such program qualifies in its view for the CIR benefit. The French tax authorities may challenge our eligibility to, or our calculation of certain tax reductions and/or deductions in respect of our research and development activities and, should the French tax authorities be successful, we may be liable to additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows. Furthermore, if the French Parliament decides to eliminate, or reduce the scope or the rate of, the CIR benefit, either of which it could decide to do at any time, our results of operations could be adversely affected.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020, CPRA, effective January 1, 2023, has expanded the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of the total annual global revenue of the preceding year, whichever is greater. Furthermore, companies may face private litigation related to processing of personal data brought by data subjects, classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the European Economic Area, or EEA, or in other foreign jurisdictions). Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States on a long-term basis. The EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States. The European Commission adopted an adequacy decision for the EU-US Data Privacy Framework, or DPF, on July 10, 2023, further to the Biden Administration’s Executive Order dated October 7, 2022 which provides that entities in the EEA may transfer personal data to entities in the United States that adhere and comply with the DPF without having to implement additional safeguards. However, the DPF is may not provide adequate protection given the previous successive invalidations of previously EU-US adequacy mechanisms and the periodic review of the DPF by the European Commission. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. These SCCs can be a valid mechanism to transfer personal data outside of the EEA. However, only entering into SCCs may not be sufficiency and additional compliance burdens are required, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries, such as the United States, and certain countries outside Europe (e.g., Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

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

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; payment of damages; bans on processing personal data; and orders to destroy or not use personal data.

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

If our information technology systems or sensitive information, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse consequences.

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

Severe ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. Additionally, our workforce’s use of network connections, computers, and devices outside our premises or networks, including working remotely from home, while in transit, and in public locations, poses increased risks to our information technology systems and data. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not previously identified while conducting due diligence acquired or integrated entities and it may be difficult to integrate companies into our information technology environment and security program.

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

At this stage, our strategy does not involve plans to acquire companies or technologies facilitating or enabling us to access to new medicines, new research projects or new geographical areas, or enabling us to express synergies with our existing operations. However, if our strategy changes or if such acquisitions were to become necessary in the future, we may not be able to identify appropriate targets or make acquisitions under satisfactory conditions, in particular, satisfactory price conditions. In addition, we may be unable to obtain the financing for these acquisitions under favorable conditions, and could be led to finance these acquisitions using cash that could be allocated to other purposes in the context of existing operations. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction, which could have a material adverse effect on our business, financial conditions, earnings and prospects.

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

As of December 31, 2023, we had 104 full-time employees. Before we can commercialize Viaskin Peanut, if approved, and any of our other product candidates in North America, we will need to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing any such development activities we may pursue. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Our ADSs were sold in our initial public offering on Nasdaq in October 2014 at a price of $21.64 per share, and the price per ADS has ranged from as low as $0.70 and as high as $2.23 during 2023. During this same period, our ordinary share prices have ranged from as low as €1.40 to as high as €4.07. The market price of our securities may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•

general economic and market conditions. These and other market and industry factors may cause the market price and demand for our securities to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their ADSs or ordinary shares and may otherwise negatively affect the liquidity of our ADSs and ordinary shares. In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Share ownership is concentrated in the hands of our principal shareholders and management, who will continue to be able to exercise a direct or indirect controlling influence on us.

As of December 31, 2023, our executive officers, directors, current 5% or greater shareholders and affiliated entities, including entities affiliated with Baker Bros. Advisors LP, entities affiliated with Braidwell, L.P., entities affiliated with VR Adviser, LLC, and entities affiliated with Bpifrance Participations S.A., together beneficially own approximately 47% of our ordinary shares. As a result, these shareholders, acting together, will have significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other shareholders may view as beneficial.

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

On December 20, 2023, we received a letter from the Listing Qualifications Staff of Nasdaq notifying the us that for the last 30 consecutive business days, the bid price of our ADSs had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until June 17, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our ADSs must be at least $1.00 per share for a minimum of 10 consecutive business days before the expiration of the 180-day period. To regain compliance, during the 180 day period the minimum bid price of our ADSs must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the 180-day compliance period, we may be eligible for additional time to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii).

Notwithstanding our ability to regain compliance with the Nasdaq Listing Rules, we may fail to satisfy one or more Nasdaq requirements for continued listing of our ADSs in the future. In the event that our ADSs are delisted from Nasdaq and are not eligible for quotation or listing on another market or exchange, trading of our ADSs could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our ADSs, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our ADSs to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Delisting would also likely have a negative effect on the price of our ADSs, would affect our ability to raise additional capital through the public or private sale of equity securities, and would impair your ability to sell or purchase our ADSs when you wish to do so. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional interest and fewer business development opportunities. In the event of a delisting, we may take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our ADSs to become listed again, stabilize the market price or improve the liquidity of our ADSs, prevent our ADSs from dropping below Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

As of December 31, 2023, 96,431,770 ordinary shares were issued and outstanding. Sales of a substantial number of shares of our ordinary shares or ADSs in the public market, or the perception that these sales might occur, could depress the market price of our securities and could impair our ability to raise capital through the sale of additional equity securities. A substantial number of our shares are now generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our securities in the public market, the trading price of our securities could decline significantly.

In June 2022, we completed a $194 million PIPE financing (the “June 2022 PIPE”) from the sale of (i) 32,855,669 Ordinary Shares, nominal value €0.10 per share at a price per Ordinary Share of €3.00 (corresponding to $3.22 on the basis of an exchange rate of $1.0739 = €1.00 published by the European Central Bank on June 8, 2022), and (ii) pre-funded warrants to purchase an aggregate of 28,276,331 Ordinary Shares (the “Warrant Shares”) at a pre-funded price per pre-funded warrant of €2.90 (corresponding to $3.11), which equals the per share price of the Ordinary Shares less the exercise price of €0.10 per pre-funded warrant. Each pre-funded warrant has an exercise price of €0.10 per Warrant Share. Pursuant to a registration rights agreement (the “Registration Rights Agreement”) with the investors, the Company filed a registration statement with the SEC registering the resale of 59,269,629 ordinary shares issued in the June 2022 PIPE, including ordinary shares underlying the pre-funded warrants. The Company also filed a registration statement with the SEC registering the resale of 11,593,170 ordinary shares by Entities affiliated with Baker Bros. Advisors, issued in the June 2022 PIPE, including ordinary shares underlying the pre-funded warrants. As a result, subject to certain beneficial ownership limitations contained in the pre- funded warrants, these shares are freely tradable, without restriction, in the public market. In addition, the exercise of some or all of the pre-funded warrants will increase the number of our outstanding ordinary shares, which may dilute the ownership percentage or voting power of our shareholders.

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

According to French law, as of December 31, 2023 we have issued :

-	28,276,331 pre-funded warrants at a pre-funded price per pre-funded warrant of €2.90 (corresponding to $3.11), Each pre-funded warrant bears an exercise price of €0.10 per Warrant Share;

-

Restricted Stock Units (“RSU”), stock options plan (“SO”), and non-employee warrants (Bons de Souscription d’Actions i.e. “BSA”) representing globally 9,458,901 outstanding shares as of December 31, 2023.

The exercise of some or all pre-funded warrants, RSU, SO and non-employee warrants will increase the number of outstanding ordinary shares, which may dilute the ownership percentage or voting power of shareholders by 9,8% (without pre-funded warrants exercise, and 39,1% should all pre-funded warrants be exercised).

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

The completion of any investment (i) by (a) an individual of foreign nationality, (b) any individual of French nationality not domiciled in France within the meaning of article 4B of the French General Tax Code (Code Général des Impôts), (c) any entity governed by foreign law, and (d) any entity governed by French law controlled by one or more of the entities referred to in (a) to (c), (ii) which would result in (a) the acquisition of control—within the meaning of article L. 233-3 of the French Commercial Code (Code de Commerce)—of a French company, (b) the acquisition of all or part of a branch of activity of a French company, or (c) for individuals who are not nationals of a Member State of the European Union or of a State party to the agreement on the European Economic Area that has entered into an administrative assistance agreement with France and/or are not domiciled in one of these States, or for legal entities of which at least one of the members of the control chain is not governed by the law of one of these States or is not a national and/or is not domiciled there, to cross the threshold of 25% of the voting rights of a French company, or (d) for individuals who are not nationals of a Member State of the EU or of a State party to the agreement on the EEA that has entered into an administrative assistance agreement with France and/or are not domiciled in one of these State, or for legal entities of which at least one of the members of the control chain is not governed by the law of one of these States or is not a national and/or is not domiciled there, to cross the threshold of 10% of the voting rights of a French company whose shares are admitted to trading on a regulated market and (iii) whose activities concern, even occasionally, the research and development of so-called critical technologies, such as biotechnologies, and considered essential to the protection of public health, is subject to prior authorization by the French Minister of the Economy (Ministère de l’Economie). The French Decree No. 2023-1293 of December 28, 2023 has made permanent the temporary regime under French Decree No. 2022-1622 of December 23, 2022, which expired on December 31, 2023.

The crossing of the threshold of 10% of the voting rights of French companies whose shares are admitted to trading on a regulated market is subject to a fast track review procedure (filing of a simplified form, delay for the Minister to respond limited to 10 days, transaction deemed authorized in the absence of a response at the end of the delay).

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

Certain members of our board of directors and senior management, and those of our subsidiaries, are non-residents of the United States, and all or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the United States. Foreign courts may refuse to hear a U.S. securities law claim because foreign courts may not be the most appropriate forums in which to bring such a claim. Even if a foreign court agrees to hear a claim, it may determine that the law of the jurisdiction in which the foreign court resides, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the law of the jurisdiction in which the foreign court resides. In particular, there is some doubt as to whether French courts would recognize and enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon these civil liability provisions. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in France. An award for monetary damages under the U.S. securities laws would be considered punitive if it does not seek to compensate the claimant for loss or damage suffered but is intended to punish the defendant. The enforceability of any judgment in France will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The United States and France do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters.

The rights of shareholders in companies subject to French corporate law differ in material respects from the rights of shareholders of corporations incorporated in the United States.

We are a French company with limited liability. Our corporate affairs are governed by our by-laws and by the laws governing companies incorporated in France. The rights of shareholders and the responsibilities of members of our board of directors are in many ways different from the rights and obligations of shareholders in companies governed by the laws of U.S. jurisdictions. For example, in the performance of its duties, our board of directors is required by French law to consider the interests of our company, our shareholders, employees and other stakeholders, rather than solely our shareholders and/or creditors. It is possible that some of these parties will have interests that are different from, or are in addition to, your interests as a shareholder.

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

We are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These scaled disclosure requirements include, but are not limited to, the following:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, or Section 404;

•	reduced disclosure obligations regarding financial information; and

•	reduced disclosure obligations regarding executive compensation.

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

Under the U.S. Internal Revenue Code of 1986, as amended, or the Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which, after the application of certain “look-through” rules with respect to subsidiaries, either (i) 75% or more of our gross income consists of “passive income,” or (ii) 50% or more of the average quarterly value of our assets, including cash, consists of assets that produce, or are held for the production of, “passive income.” Passive income generally includes interest, dividends, rents, certain non-active royalties and capital gains. Whether we will be a PFIC in any year depends on the composition of our income and the nature and composition of our assets, which we expect may vary substantially over time. Based on the composition of our gross income and the nature and composition of our gross assets, we believe that we may have been a PFIC for the taxable year ending December 31, 2023. Because the determination of our PFIC status is based on complicated provisions of the Code and applicable administrative authorities, there can be no assurance that our conclusions concerning our PFIC status for the taxable year ending December 31, 2022 are correct and will not be successfully challenged by applicable tax authorities, and we cannot provide any assurance regarding our PFIC status for the current taxable year or any future taxable year.

If you are a shareholder that is a United States person for U.S. federal income tax purposes, or a U.S. holder during a taxable year when the Company is considered a PFIC, then regardless of whether we continue to be characterized as a PFIC in subsequent taxable years, you may suffer adverse tax consequences, including the treatment of gains realized on the sale of our ADSs as ordinary income, rather than as capital gain, the inapplicability of the preferential rate that otherwise would be applicable to dividends received on our ADSs by individual U.S. holders, the addition of interest charges to the tax on such gains and certain distributions, and additional reporting requirements.

A U.S. holder in certain circumstances may mitigate the adverse tax consequences of the PFIC rules by filing an election to treat the PFIC “qualified electing fund”, or as a QEF, or, if shares of the PFIC are “marketable stock” for purposes of the PFIC rules, by making a mark-to-market election with respect to the shares of the PFIC. For any taxable year in which we are a PFIC, we will determine whether we will provide to U.S. holders the information required to make a QEF election; for the taxable year ending December 31, 2023, we have provided that information. However, there is no assurance that such information will be provided in future taxable years, and prospective investors should not assume that a QEF election will be available.

U.S. Holders are strongly urged to consult with, and rely solely upon, their personal tax advisors regarding the implications of the tax provisions applicable to U.S. persons who own, directly or indirectly, interests in a foreign corporation that is or may become a PFIC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical trials and technology platform (“Information Systems and Data”).

Our Information Systems function, led by our Vice President for Information Systems and Director of Information Systems, helps identify, assess and manage the Company’s cybersecurity threats and risks. Our

Information Systems function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example automated tools, subscribing to and analyzing reports and services that identify cybersecurity threats, conducting scans of the Company’s threat environment, evaluating threats that are reported to us, conducting internal audits, internal threat assessments, and conducting vulnerability assessments.

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an information systems security policy; incident management; disaster recovery procedures; periodic backup recovery tests; risk assessments; encryption of certain data; network security controls; data segregation for certain systems and environments; access controls; physical security; asset management, tracking, and disposal; systems monitoring; employee training and phishing simulations; penetration tests; outsourced managed detection and response services; maintaining cybersecurity insurance; and having dedicated cybersecurity staff.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and identified in the Company’s risk mapping and management documentation. The cybersecurity component of the Company’s risk mapping and management documentation is updated annually, and our Information Systems function, led by our Vice President for Information Systems and Director of Information Systems, prepares cybersecurity roadmaps designed to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, cybersecurity software providers, managed cybersecurity service providers, and penetration testing firms.

We use third-party service providers to perform a variety of functions throughout our business, such as contract research organizations (CROs), contract manufacturing organizations (CMOs), cloud hosting and other SaaS providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, we take various measures designed to help manage risk associated with our use of certain of these providers. These measures include, for example, obtaining confirmation of certain cybersecurity certifications, information security questionnaires, and imposition of certain contractual obligations.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including If our information technology systems or sensitive information, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse consequences.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including Cyril Guyardeau, our Director of Information Systems Security, who had previously spent 15 years as an IT infrastructure engineer in the healthcare industry, and Cecile Delansorne, our

Vice President for Information Systems, who has held similar executive positions overseeing information systems in other pharmaceutical companies for over 7years. Our Vice President for Information Systems reports to our CFO.

The Vice President for Information Systems is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Vice President for Information Systems is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management procedures are designed to escalate certain cybersecurity incidents to members of management depending on the impact of the incident, including the CFO, Data Privacy Officer, Company Legal department, and Executive Committee, who work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified.

The audit committee may receive periodic reports from our CFO concerning the Company’s significant threats and risk, including, if applicable, those related to cybersecurity threats, and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our corporate headquarters are located in Montrouge, France. Our principal office occupies a 4,470 square meter facility, pursuant to a lease agreement, signed on March 3, 2015, with an effective date of August 1, 2015 and which expires on July 31, 2024.

The company leased a commercial facility in Chatillon, France with early availability of the premises from November  , 2023 and commencement of the lease on April 16, 2024. Our principal offices will represent 2 446,7 square meter facility.

Our primary U.S office is located in Basking Ridge, New Jersey. On March 28, 2022, we entered into a lease agreement, commencing on April 1, 2022 and effective for 38 months, for an office of 5,799 square feet in Basking Ridge, New Jersey.

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

Holders of Ordinary Shares

As of March 6, 2024, there were approximately 402 holders of record of our ordinary shares and 65 holders of record of our ADSs. The actual number of holders is greater than these numbers of record holders, and includes beneficial owners whose ordinary shares or ADSs are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities. The number of beneficial owners of the ADSs in the United States is likely to be much larger than the number of record holders of our ordinary shares in the United States.

Dividend Policy

We have never paid cash dividends on any of our share capital and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2023, we issued the following unregistered securities:

•	On March 23, 2023, the issuance of an aggregate of 10,174 ordinary shares to U.S. and on-U.S. employees upon settlement of RSUs;

•	On May 29, 2023, the issuance of an aggregate of 2,500 ordinary shares to a non-U.S. employee upon settlement of RSUs;

•	On May 22, 2023, the issuance of an aggregate of 14,364 ordinary shares to non-U.S. employees upon settlement of RSUs;

•	On May 24, 2023, the issuance of an aggregate of 34,321 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs;

•	On September 23, 2023, the issuance of an aggregate of 2,599 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs

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

Our most advanced product candidate is Viaskin Peanut, which has been evaluated as a potential therapy for children with peanut allergy in twelve clinical trials, including three Phase 2 trials and four completed Phase 3 trials. We have two ongoing Phase 3 trial of Viaskin Peanut in children ages one to three and ages four to seven with peanut allergy.

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

Based on its current operations, the Company expects that its balance of cash and cash equivalents of $141.4 million as of December 31, 2023 will be sufficient to fund its operations until December 31, 2024.

The company has incurred operating losses and negative cash flows from operations since inception.

As of the date of the filing, our available cash is not projected to be sufficient to support our operating plan for at least the next 12 months. As such, there is substantial doubt regarding our ability to continue as a going concern. We intend to seek additional capital as we prepare for the launch of Viaskin Peanut, if approved, and continue other research and development efforts. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. These capital requirements are expected to be funded through debt and equity offerings before December 31, 2024.

We intend to seek additional capital as we prepare for the launch of Viaskin Peanut, if approved, and continue other research and development efforts. We may seek to finance our future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive financings.

We cannot guarantee that we will be able to obtain the necessary financing to meet our needs or to obtain funds at attractive terms and conditions, including as a result of disruptions to the global financial markets resulting from geopolitical instability, macroeconomic conditions, global health crises, or other factors.

If we are not successful in our financing objectives, we could have to scale back our operations, notably by delaying or reducing the scope of our research and development efforts or obtain financing through arrangements with collaborators or others that may require us to relinquish rights to our product candidates that we might otherwise seek to develop or commercialize independently.

We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue our research, pre-clinical and clinical development of our product candidates, in particular expanding the scope of our trials for Viaskin Peanut;

•	seek regulatory and marketing approvals and pursue commercial activities for Viaskin Peanut, primarily in North America and in the European Union;

•	seek regulatory and marketing approvals for our other product candidates that successfully complete clinical trials;

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

Business Trends

We engage in substantial research and development efforts to develop innovative pharmaceutical product candidates. Research and development expense consists primarily of:

•	cost of third-party contractors such as contract research organizations, or CROs, that conduct our non- clinical studies and clinical trials;

•	personnel costs, including salaries, related benefits and share-based compensation, for our employees engaged in scientific research and development functions;

•	purchases, real-estate leasing costs, as well as conferences and travel costs; and

•	depreciation, amortization and provisions.

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

In the year ended December 31, 2023, we spent $60.2 million in research and development expenses to advance the development of our product candidates. The following table provides a breakdown of our direct research and development expenses for our two lead development programs, as well as expenses not allocated to the programs and share-based compensation expenses included in research and development expenses, for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023	2022
	(thousands of U.S. Dollars)
Research and development expenses related to Viaskin Peanut(1)	$60,329	$47,766
As a percentage of research and development expenses, excluding share-based compensation Expense(2)	105%	65%
Research and development expenses related to Viaskin Milk(1)	$6,019	$8,180
As a percentage of research and development expenses excluding share-based compensation Expense(3)	10%	11%
Other research and development expenses(1)	$(8,621)	$17,295
Total research and development expenses, excluding share-based compensation expense	$57,727	$73,241
Share-based compensation expenses included in research and development expenses	$2,496	$2,303
Total research and development expenses	$60,223	$75,543
(1)	Excludes employee share-based compensation expense after $19,9 millions loss on completion accrual reversal as of December 2023.
(2)	If we exclude Mag1c impact the percentage of research and development expenses related to Viaskin Peanut in 2023 would be 84%
(3)	If we exclude Mag1c impact the percentage of research and development expenses related to Viaskin Milk in 2023 would be 8%

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

•	the scope, prioritization and number of our research and development programs;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration agreements, and any additional collaboration agreements we may enter into;

•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under any collaboration agreements or future collaborations, if any; and

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights.

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

Components of Our Results of Operations

Operating Income

Our operating income consists of other operating income, as described below, as we generated no revenue from our operating activities in 2023 or 2022.

Other Operating Income

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

If a company meets certain criteria in terms of sales, headcount or assets to be considered a Small and Medium- sized Enterprises, or SMEs, under EU law, immediate payment of the CIR can be requested. We no longer benefited from the immediate reimbursement of the CIR due to the loss of the SME status under EU law for the fiscal year ending December 31, 2019 and 2020. The CIRs were to be refunded three years after the tax declaration in the event we could not offset it against corporate income tax due.

Beginning in the fiscal year ending December 31, 2021, we recovered our SME status, and became therefore eligible again for the immediate reimbursement of the CIR. During the fiscal year ending December 31, 2022, the Company received the reimbursement of the 2019, 2020 and 2021 fiscal year research tax credits for a total amount of $26.1 million. During the fiscal year ending December 31, 2023, the Company received the reimbursement of the 2022 fiscal year research tax credits for a total amount of $5.9 million.

Collaboration Agreement with Nestlé Health Science

In May 2016, we entered into a Development Collaboration and License Agreement (the “Collaboration Agreement”) with Société des Produits Nestlé S.A. (formerly NESTEC S.A.) (“NESTEC”). The Collaboration Agreement related to an exclusive global collaboration with Nestlé Health Science for the development and, if approved, commercialization of MAG1C, a ready-to-use and standardized atopy patch test tool for the diagnosis of CMPA (non-mediated IgE) in infants.

Under the terms of the Collaboration Agreement, the Company was responsible for leading the development activities of MAG1C up through a pivotal Phase 3 clinical program, and if the appropriate regulatory approvals were received, Nestlé Health Science would support the commercialization of MAG1C globally. The Company was eligible to receive up to €100.0 millions ($105.0 millions at December 31, 2023 closing exchange rate) in potential development, clinical, regulatory and commercial milestones, including an upfront payment of €10.0 millions received in July 2016.

On October 30, 2023, the Company and NESTEC entered into a Mutual Termination Letter Agreement terminating the Collaboration Agreement. Each party remains responsible for its own costs and expenses related to its respective wind-down activities. Any and all licenses and sublicenses, granted by either party to the other party under the Collaboration Agreement, including, without limitation, any licenses to intellectual property, were revoked and terminated.

Consequently, since signing the Mutual Termination Letter Agreement and as of December 31, 2023, we recorded the following :

•	Loss on completion accrual reversal $19,9 millions (Other Operating Income);

•	Deferred revenue accrual reversal $6.9 millions (Operating Expenses);

•

Accrual for ongoing Clinical study completion $2.3 millions (Operating Expenses). This accrual represents our best estimate of the remainder expenses related to the ongoing clinical study which will be incurred after December 31, 2023 and until the end of the study.

Operating Expenses

Since our inception, our operating expenses have consisted primarily of Research and Development activities, General and Administration costs and to lesser extent sales and marketing costs.

Research and Development Expenses

Research and Development expenses comprise clinical trials direct costs as well as salaries, share-based payments and benefits for internal Research and Development personnel. Consultants, costs of clinical trials costs related to manufacturing clinical study materials, sponsored research, clinical trials insurance, other external costs, depreciation (of Research and Development equipments and other depreciation related to Research and Development like loss on completion on MAG1C study), and facility costs related to the development of drug candidates. The Company records upfront, non-refundable payments made to outside vendors, or other payments made in advance of services performed or goods being delivered, as prepaid expenses, which are expensed as services are performed or the goods are delivered.

Certain Research and Development projects are, or have been, partially funded by collaboration agreements, The Company records the related reimbursement of research and development costs under these agreements as income in the period in which such costs are incurred.

Sales and Marketing

Sales and marketing expense consists primarily of personnel costs, consultant fees and share-based compensation for sales and marketing employees, as well as fees related to pre-commercialization activities for Viaskin Peanut in North America and in the European Union. We anticipate that our sales and marketing expenses will increase significantly in the future as we prepare for the potential launch and commercialization of Viaskin Peanut in North America and in the European Union, if approved.

General and Administrative

General and Administrative expenses consist primarily of personnel costs including share-based compensation for Finance, Legal, IT, Human Resources and other Administrative employees. General and Administrative expense also consists of Information Systems architecture, software licenses, IT equipment and, to obtaining a directors and officers liability insurance policy and fees for professional services, mainly related to audit, tax and legal services, real-estate leasing costs, insurance costs, consulting costs, investor relations costs and corporate communication and travel costs.

We anticipate that our General and Administrative expenses will increase in the future to support the expected growth in our Research and Development activities and the potential launch and commercialization of Viaskin Peanut in North America and in European Union, if approved. We also anticipate continued increased expenses associated with being a public company in the United States.

Finance Income (Expense)

Our cash and cash equivalents have been deposited primarily in savings and deposit accounts with a short term remaining maturity at the date of purchase or less, refundable within one month, for which the risk of changes in value is considered to be insignificant. Savings and deposit accounts generate a limited amount of interest income, with very low counterparty risks. We expect to continue this investment strategy.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes the results of our operations, derived from our consolidated financial statements, prepared in compliance with generally accepted accounting principles in the United States, or U.S. GAAP, for the years ended December 31, 2023 and 2022:

	December 31,		$ change	% change
(Dollar amounts presented in thousands, except per share amounts)	2023	2022
Operating income	$15,728	$4,844	10,885	225%
Operating expenses
Research and development expenses	(60,223)	(75,543)	15,320	(20%)
Sales and marketing expenses	(2,438)	(1,608)	(830)	52%
General and administrative expenses	(29,500)	(24,324)	(5,176)	21%
Restructuring income (expenses)	—	—	—	—

Total Operating expenses	(92,161)	(101,475)	9,314	(9%)

Financial income (expense)	3,714	427	3,286	769%

Income tax	(7)	(70)	63	(90%)

Net loss	$(72,726)	$(96,274)	23,548	(24%)

Basic/diluted Net loss per share attributable to shareholders	(0.76)	(1.24)

Operating Income

The following table summarizes our operating income for the years presented:

	December 31,		$ change	% change
(Dollar amounts presented in thousands)	2023	2022
Sales	—	—
Other income	15,728	4,844	10,884	225%
Research tax credit	8,766	5,718	3,048	53%
Other operating (loss) income	6,962	(874)	7,836	(896%)

Total operating income	15,728	4,844	10,884	225%

We generated operating income of $15.7 millions for the year ended December 31, 2023 compared to $4.8 millions for the year ended December 31, 2022. The increase in operating income is due to the increase in research tax credit and the revenue recognition of $6.9 millions related to the deferred revenue following the termination of the Collaboration Agreement with Nestlé.

Research tax credit increased by $3.0 millions for the year ended December 31, 2023 compared to the year ended December 31, 2022 as a result of the extension of the eligible expense base to include clinical supplies. A corrective Research tax credit was filed by the Company for $2.9 millions for 2020, 2021 and 2022 fiscal year research tax credit during the year ended December 31, 2023.

Other operating income increased by $7.8 millions for the year ended December 31, 2023 compared to the year ended December 31, 2022 mainly due the reversal of deferred revenue following the Mutual Termination Letter Agreement, effective October 30, 2023, of the Collaboration Agreement between the Company and Nestlé Health Science.

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the years presented:

	December 31,		$ change	% change
(Dollar amounts presented in thousands)	2023	2022
Research and development expenses
External clinical-related expenses	49,044	42,248	6,796	16%
Employee-related costs excl. share-based payment expenses	14,401	10,752	3,649	34%
Share-based payment expenses	2,496	2,303	193	8%
Depreciation and amortization	(13,658)	12,965	(26,623)	(205%)
Other costs	7,940	7,276	664	9%

Total Research and development expenses	60,223	75,443	(15,320)	(20%)

Our research and development expenses consisted primarily of external costs, such as startup fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to acquiring and manufacturing clinical study materials.

Research and Development expenses decreased by $15.3 millions for the year ended December 31, 2023 compared to the year ended December 31, 2022 mainly as a result of :

•	loss on completion accrual net reversal $17,6 millions (compared to a $10.4 millions depreciation as of December 31, 2022) resulting from Nestlé Collaboration Agreement termination, that offset;

•	the global increase of $11.3 million in research and development expenses.

External clinical-related expenses increased by $6.8 millions for the year ended December 31, 2023 compared to the year ended December 31, 2022, reflecting intensified Research and Development activities (1) after the initiation of the VITESSE trial with the first patient screened in March 2023, and (2) as part of the new safety study for toddlers and children after the FDA confirmed additional safety data is required for BLA.

Employee-related costs, excluding share-based payment expenses, increased by $3.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the workforce increase to support research and development activities on VITESSE trial and the new safety study for toddlers and children.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses for the years presented:

	December 31,		$ change	% change
(Dollar amounts presented in thousands)	2023	2022
Sales and marketing expenses
Employee-related costs incl. share-based payment expenses	754	914	(160)	(18%)
External professional services and other costs	1,784	694	990	143%

Total Sales and marketing expenses	2,438	1,608	830	52%

Sales and marketing expenses primarily included payroll for the U.S. and European employees as well as fees related to pre- commercialization activities for Viaskin Peanut in North America.

Sales and Marketing expenses increased by $0.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in fees related to pre-commercialization activities for Viaskin Peanut in North America.

Employee-related costs (including share-based payments expenses) related to payroll for the U.S. and European employees, decreased by $0.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to employee departure in the US.

External professional services and other costs increased by $1.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, mainly due to an increase in fees related to pre-commercialization activities for Viaskin Peanut in North America.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years presented:

	December 31,		$ change	% change
(Dollar amounts presented in thousands)	2023	2022
General and administrative expenses
External professional services fees	8,750	5,947	2,803	47%
Employee-related costs excl. share-based payment expenses	8,200	7,320	881	12%
Share-based payment expenses	3,389	2,688	701	26%
Depreciation, amortization and other costs	9,161	8,369	2,523	30%

Total General and administrative expenses	29,500	24,324	5,176	21%

General and administrative expenses increased by $5.2 millions for the year ended December 31, 2023, compared to the year ended December 31, 2022. The source of this increase is threefold (1) an increase by $2.8 millions of external professional services fees incurred in our financing activities, (2) an increase by $0.9 million in employee-related costs to support General and Administrative activities, and (3) an increase by $0.8 million in depreciation, amortization and other costs mainly due to Montrouge office revamping which will be departed for a new location in Q2 of 2024.

The workforce dedicated to general and administrative activities increased from 27 employees in 2022 to 34 employees in 2023.

Financial income (loss)

Our financial income was $3.7 millions in 2023 and $0.4 million in 2022, and primarily includes the financial income on our financial assets and foreign exchange gains.

Income tax

Our income tax expense was $7,000 for the year ended December 31, 2023, compared to a US Tax income of $70,000 for the year ended December 31, 2022.

Net loss

Net loss was $72.7 million for the year ended December 31, 2023, compared to $96.3 million for the year ended December 31, 2022. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.76 and $1.24 for the year ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Financial Condition

On December 31, 2023, we held $141.4 millions in cash and cash equivalents compared to $209.2 millions of cash and cash equivalents on December 31, 2022.. Net cash used for operating activities was $79.6 and

$55.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we recorded a net loss of $72.7 million. Our net cash flows provided by financing activities totaled $7.1 million in 2023, mainly consisting of the proceeds from our ATM program.

Sources of Liquidity and Material Cash Requirements

Based on its current operations, plans and assumptions as revised pursuant to 2023 announcements related to EPITOPE Phase 3 study topline results and VITESSE Phase 3 partial clinical hold lift, the Company expects that its balance of cash and cash equivalents of $141.4 million as of December 31, 2023 will be sufficient to fund its operations until December 31, 2024.

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

During the years ended December 31, 2023 and 2022, we obtained the following financing on the public markets by issuance of securities, net of commissions and estimated offering expenses:

	Equity capital	Bank Loans	Other debt	Total
	(Amounts in thousands of U.S. Dollars)
2022	194,446	—	—	194,446
2023	6,921	—	—	6,921
Total	201,367	—	—	201,367

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

We cannot guarantee that we will be able to obtain the necessary financing to meet our needs or to obtain funds at attractive terms and conditions, including as a result of disruptions to the global financial markets due any future pandemics, epidemics or global health crises and conflict in Ukraine or other global political or military crises. The COVID-19 pandemic and the conflict in Ukraine caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to us, including reduced ability to raise additional capital when needed or on acceptable terms, if at all. If we are not successful in our financing objectives, we could have to scale back its operations, notably by delaying or reducing the scope of our research and development efforts or obtain financing through arrangements with collaborators or others that may require us to relinquish rights to our product candidates that we might otherwise seek to develop or commercialize independently.

The following table presents our material expenses commitments for future periods:

	Material expenses Commitments Due by the Year Ended December 31,
	2024	2025	2026	Thereafter	Total
		(Amounts in thousands)
Operating leases	1,205	65	421	5,514	7,205
Purchase obligations—Obligations Under the Terms of CRO commitments	22,732	11,006	1,406	1,831	36,974

Total	23,937	11,071	1,827	7,345	44,179

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

Operating leases

Our corporate headquarters are located in Montrouge, France. Our principal offices occupy a 4,470 square meter facility, pursuant to a lease agreement dated March 3, 2015 and represents a $1.1 million cash requirement as of December 31, 2023 until July, 2024.

In November, 2023, the Company entered into new agreements to relocate its headquarters in Chatillon, France:

•	a short term lease agreement for the fitting works of the new offices,

•	a lease agreement starting April 16, 2024 with a minimum duration of six years.

Our primary U.S. office is located in Basking Ridge, New Jersey. In March 2022, we entered into a lease agreement, commencing on April 1, 2022 and effective for 38 months, for an office of 5,799 square feet in Basking Ridge, New Jersey. The Basking Ridge office represent a $0.4 million cash requirement as of December 31, 2022 which expires June 1, 2025.

In light of the current stage of regulatory interactions regarding Viaskin Peanut, we achieved the resizing of our facility use in North America that was initially intended to support our U.S. subsidiary as well as future commercialization needs, explaining partially operating leases costs as of December 31, 2023 and December 31, 2022 :

•

In January 2022, we concluded a termination agreement for our 21,548 square feet commercial facility in Summit, New Jersey. A one-time lump sum early termination fee of $1.5 million was paid in 2022 and offset by the recognition of an income of $1.2 million due to the early termination of this lease.

•

In June 2021, we entered into a sublease agreement of our 3,780 square feet office space in Tower 49, New York, New York that both expire in the first quarter of 2023, simultaneously with the lease term.

Purchase obligations—Obligations Under the Terms of CRO Agreements

In connection with the launch of our clinical trials for Viaskin Peanut and Viaskin Milk, we signed agreements with several contract research organizations. As of December 31, 2023, expenses associated with the ongoing trials amounted globally to $114.4 million, and we had non-cancellable contractual obligations with CRO until year ended 2025 amounting to $44.2 million.

Cash flows

The table below summarizes our sources and uses of cash for the years ended December 31, 2023 and 2022.

	December 31,		$ change	% change
(Amounts in thousands of U.S. Dollars)	2023	2022
Net cash flows used in operating activities	(79,653)	(55,666)	(23,982)	43%
Net cash flows used in investing activities	(808)	(100)	(1,017)	1016%
Net cash flows provided by financing activities	6,767	194,120	(187,045)	(96%)
Effect of exchange rate changes on cash and cash equivalents	5,867	(6,461)	12,328	(191%)

Net (decrease) increase in cash and cash equivalents	(67,827)	131,893	(199,716)	*

*	Percentage not meaningful

Operating Activities

Our net cash flows used in operating activities were $79.7 millions and $55.7 millions in 2023 and 2022 respectively. Our net cash flows used in operating activities increased by $24.0 millions, or 43%, mainly due to the collection in 2022 of the research tax credit receivable relating to fiscal years 2019 to 2021 for €24.8 millions (corresponding to $28.1 millions on the basis of 2021 closing exchange rate).

Investing Activities

Our net cash flows used in investing activities were $0.8 million and $0.1 million in 2023 and 2022 respectively.

Financing Activities

Our net cash flows resulting from financing activities decreased to $6.8 millions in 2023 from $194.1 millions in 2022. For the year ended December 31, 2023, financing activities are primarily composed of the ATM in June 2023 compared to $194.4 millions during for the year ended December 31, 2022 (that consisted of our May 2022 ATM and June 2022 PIPE offering in second quarter of 2022).

Consistent with customary practice in the French securities market, we entered into a liquidity agreement (contrat de liquidité) with Natixis on April 13, 2012. The liquidity agreement complies with applicable laws and regulations in France. The liquidity agreement authorizes Natixis to carry out market purchases and sales of our shares on Euronext Paris. The amount is classified in other non-current financial assets in our statement of financial position. At December 31, 2023, 222,988 shares and $0.2 million were in the liquidity account. The liquidity agreement has a term of one year and will renew automatically unless otherwise terminated by either party.

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

Effective October 30, 2023 ,the Company and Nestlé Health Science signed an agreement, terminating the collaboration agreement between the two parties and the PII clinical study by which upfront and milestones 1 to 3 are definitively acquired by DBV.

Consequently, as of the signing of the Mutual Termination Letter Agreement and as of December 31 2023, we recorded the following :

•	Loss on completion accrual reversal $19,9 millions;

•	Deferred revenue accrual reversal $6.9 millions;

•

Accrual for ongoing Clinical study completion $2.3 millions. This accrual represents our best estimate of the remainder expenses related to the ongoing clinical study which will be incurred after December 31, 2023 and until the end of the study.

Clinical studies costs committed beyond December 31 2023 are to be settled by DBV. Our estimation of costs yet to be incurred for the completion of the study contains uncertainties as they require management to make assumptions and to apply judgment to estimate future cost and timelines to finish the study. These estimates are subjective and our ability to achieve current best estimates may be affected by factors. A $2.3 millions provision representing our current best estimates of costs yet to be incurred for the completion of the study was booked as of December 31, 2023.

Share-Based Compensation

We have several share-based compensation plans for employees and non-employees. We account for share-based compensation in accordance with the authoritative guidance on share-based compensation. Under the fair value recognition provisions of this guidance, share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

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

In the following table, the weighted average fair value of underlying shares are provided in euros, as we are incorporated in France and the euro is the currency used for the grants. We estimated the following assumptions for the calculation of the fair value of our stock options:

	Assumptions per year ended December 31,
Stock options per grant date	2023	2022
Weighted average shares price at grant date in €	2,08	2,33
Weighted average expected volatility	97,02%	98,90%
Weighted average risk-free interest rate	2,99%	2,20%
Weighted average expected term (in years)	6	6
Dividend yield	—	—
Weighted average fair value of stock-options in €	1,33	2,23

*	The weighted average fair value of underlying shares is presented in euros, as we are incorporated in France and the euro is the currency used for the grants.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures and concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

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
Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
As a smaller reporting company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule

13a-15(d)

and

15d-15(d)

of the Exchange Act that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the fiscal quarter ended December 31, 2023, none of our officers or directors, as defined in Rule

16a-1(f),

adopted, modified or terminated a “Rule

10b5-1

trading arrangement” or a

“non-Rule

10b5-1

trading arrangement,” as those terms are defined in Item 408 of Regulation

S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, the Proxy Statement, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.
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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date

3.1*	By-laws (status) of the registrant (English translation)

4.1	Form of Deposit Agreement	Form F-1/A	333-198870	4.1	10/15/14

4.2	Form of American Depositary Receipt	Form F-1/A	333-198870	4.1	10/15/14

4.3	Description of Registered Securities	Form 20-F	001-36697	2.3	03/20/20

4.4	Registration Rights Agreement, dated as of March 23, 2018, between the registrant, 667, L.P. and Baker Brothers Life Sciences, L.P.	Form 6-K	001-36697	4.1	03/23/18

4.5	Registration Rights Agreement, dated as of June 8, 2022, between the registrant and the Investors named therein.	Form 8-K	001-36697	10.2	06/13/22

4.6	Securities Purchase Agreement, dated as of June 8, 2022, between the registrant and the Subscribers named therein.	Form 8-K	001-36697	10.1	06/13/22

10.1	Office Lease between the registrant and GENERALI VIE, dated March 3, 2025 (English translation)	Form 20-F	001-36697	4.2	04/29/15

10.2*	Office Lease between the registrant and SCI DANTON MALAKOFF, dated October 2, 2023 (English translation)

10.3*	Lease Agreement between DBV Technologies Inc. and SIG 106 LLC, dated March 28, 2022

10.4	Assignment, Development and Co-Ownership Agreement among the registrant, L’Assistance Publique—Hopitaux de Paris and Université Paris Descartes, dated January 7, 2009 (English translation)	Form F-1	333-198870	10.2	09/22/14

10.5#	Development Collaboration and License Agreement between the registrant and NESTEC S.A., dated May 27, 2016	Form 20-F	001-36697	4.14	03/22/17

10.6#	Amendment to Development Collaboration and License Agreement between the registrant and NESTEC S.A., dated July 12, 208	Form 20-F	001-36697	4.5	04/01/19

10.7*	Letter Agreement Terminating Development Collaboration and License Agreement between registrant and Société des Produits Nestlé S.A. (f/k/a NESTEC S.A.), dated October 26, 2023

10.8†	Form of Indemnification Agreement between the registrant and each of its executive officers and directors	Form F-1/A	333-198870	10.3	10/15/14

10.9†	2013 and 2014 Share Option Plans (English translation)	Form F-1/A	333-198870	10.4	09/22/14

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date

10.10†	2012, 2013 and 2014 Free Share Plans (English translation)	Form F-1/A	333-198870	10.5	09/22/14

10.11†	Summary of BSA	Form F-1	333-198870	10.6	09/22/14

10.12†	Summary of BSPCE	Form F-1	333-198870	10.7	09/22/14

10.13†	2015 Share Option Plan (English translation)	Form 20-F	001-36697	4.10	04/28/16

10.14†	2015 Free Share Plans (English translation)	Form 20-F	001-36697	4.11	04/28/16

10.15†	2016 Share Option Plan (English translation)	Form 20-F	001-36697	4.12	03/22/17

10.16†	2016 Free Share Plan (English translation)	Form 20-F	001-36697	4.13	03/22/17

10.17†	2017 Share Option Plan (English translation)	Form 20-F	001-36697	4.14	03/16/18

10.18†	2017 Free Share Plan (English translation)	Form 20-F	001-36697	4.15	03/16/18

10.19†	2018 Share Option Plan (English translation)	Form 20-F	001-36697	4.17	04/01/19

10.20†	2018 Free Share Plan (English translation)	Form 20-F	001-36697	4.18	04/01/19

10.21†	2019 Share Option Plan (English translation)	Form 20-F	001-36697	4.19	03/20/20

10.22†	2019 Free Share Plan (English translation)	Form 20-F	001-36697	4.20	03/20/20

10.23†	2020 Share Option Plan (English translation)	Form 10-K	001-36697	10.21	03/17/21

10.24†	2020 Free Share Plan (English translation)	Form 10-K	001-36697	10.22	03/17/21

10.25†	2021 Share Option Plan (English translation)	Form 10-K	001-36697	10.22	03/9/22

10.26†	2021 Free Share Plan (English translation)	Form 10-K	001-36697	10.23	03/9/22

10.27†	2022 Share Option Plan (English translation)	Form 10-K	001-36697	10.24	03/2/23

10.28†	2022 Free Share Plan (English translation)	Form 10-K	001-36697	10.25	03/2/23

10.29†	2023 Share Option Plan (English translation)	S-8	333-275662	99.3	11/20/23

10.30†	2023 Free Share Plan (English translation)	S-8	333-275662	99.2	11/20/23

10.31†	Executive Agreement, dated November 29, 2018, between the registration and Daniel Tassé	Form 10-K	001-36697	10.23	03/17/21

10.32†	First Amendment to the Executive Agreement of Daniel Tassé, dated June 27, 2019, between the registrant and Daniel Tassé	Form 10-K	001-36697	10.24	03/17/21

10.33†	Executive Agreement, dated July 22, 2019, between the registrant and Pharis Mohideen	Form 10-K	001-36697	10.25	03/17/21

10.34†	Letter Agreement, dated June 26, 2019, between the registrant and Sébastien Robitaille (English translation)	Form 10-K	001-36697	10.26	03/17/21

10.35†	Letter Agreement, dated December 1, 2020, between the registrant and Sébastien Robitaille (English translation)	Form 10-K	001-36697	10.27	03/17/21

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date

10.36*†	English Summary Translation of Separation Agreement and Release between Sébastien Robitaille and registrant

10.37*†	Letter Agreement, dated November 1, 2023, between the registrant and Virginie Boucinha (English translation)

21.1*†	List of subsidiaries of the registrant

23.1*	Consent of Deloitte & Associés

23.2*	Consent of KPMG S.A.

24.1**	Power of Attorney (included on the signature page of this report).

31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Incentive Compensation Recoupment Policy, approved

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act .of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Confidential treatment has been granted from the Securities and Exchange Commission as to certain portions of this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DBV Technologies S.A.

/s/ Daniel Tassé
Name: Daniel Tassé
Title: Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2024

Each person whose individual signature appears below hereby authorizes and appoints Daniel Tassé and Virginie Boucinha, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 7, 2024.

Signature	Title

/s/ Daniel Tassé Daniel Tassé	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Virginie Boucinha Virginie Boucinha	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michel de Rosen Michel de Rosen	Director

/s/ Mailys Ferrere Mailys Ferrere	Director

/s/ Michael J. Goller Michael J. Goller	Director

/s/ Danièle Guyot-Caparros Danièle Guyot-Caparros	Director

/s/ Timothy E. Morris Timothy E. Morris	Director

Signature	Title

/s/ Ador Ndu Adora Ndu	Director

/s/ Julie O’Neill Julie O’Neill	Director

/s/ Ravi Madduri Rao Ravi Madduri Rao	Director

/s/ Daniel Soland Daniel Soland	Director

Index to Financial Statements
Annual Financial Statements for the Years Ended December 31, 2023 and 2022:

Page
Report of Deloitte & Associés and KPMG S.A., Independent Registered Public Accounting Firms (Deloitte & Associés, Paris-La Défense, France, PCAOB ID No. 1756) (KPMG S.A., Paris-La Défense, France, PCAOB ID No. 1253)
F-2
Consolidated Statements of Financial Position as of December 31, 2023 and 2022	F- 4
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2023 and 2022	F- 5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022	F- 6
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2023 and 2022	F- 7
Notes to the Consolidated Financial Statements	F- 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
To the Shareholders and Board of Directors of DBV Technologies S.A.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of DBV Technologies S.A. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, cash flows and changes in shareholders’ equity for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception and current cash and cash equivalents are not sufficient for at least the next twelve months. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Going Concern – Refer to Note 1 to the consolidated financial statements
Critical Audit Matter Description
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
The Company’s available cash and cash equivalents are not sufficient to support its operating plan for at least the next twelve months from the issuance date of these consolidated financial statements. As such, substantial doubt exists regarding the Company’s ability to continue as a going concern.
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
How the Critical Audit Matter was Addressed in the Audit
The primary audit procedures we performed to address this critical audit matter included the following:

•	We evaluated the design of the internal control related to the Company’s going concern assessment;

•
We evaluated the reasonableness of the Company’s forecasted operating expenses by inquiring of senior management to gain an understanding of the Company’s operations, strategy, and research and development activities, compared the forecasted operating expenses to historical operating expenses and challenged expected costs, especially those costs that relate to future clinical trials;

•	We assessed management’s ability to forecast operating expenses and cash flows by comparing prior year forecasts to actual financial results;

•	We assessed the adequacy of the consolidated financial statements’ disclosure related to the going concern assessment by comparing it to the audit evidence obtained.

/s/ Deloitte & Associés	KPMG S.A.
/s/ Cédric Adens

Partner
We have served as the Company’s auditor since 2011.	We have served as the Company’s auditor since 2020.

Paris-La Défense, France
March 7, 2024

F-
3

DBV Technologies S.A.
Consolidated Statements of Financial Position
(amounts in thousands, except share and per share data)

		Year ended December 31,
	Note	2023	2022
Assets
Current assets:
Cash and cash equivalents	3	$141,367	$209,194
Trade receivables		—	—
Other current assets	4	17,548	13,880

Total current assets		158,915	223,074
Property, plant, and equipment, net	5	12,623	15,096
Right-of-use assets related to operating leases	6	5,247	2,513
Intangible assets		58	10
Other non-current assets	7	6,144	5,824

Total non-current assets		24,071	23,444

Total Assets		$182,986	$246,518

Liabilities and shareholders’ equity
Current liabilities
Trade payables	8	$23,302	$14,473
Short-term operating leases	6	1,144	1,894
Short-term financial debt	9	—	—
Current contingencies	13	3,959	3,944
Other current liabilities	8/9	8,934	9,210

Total current liabilities		37,339	29,521
Long-term operating leases	6	4,526	1,127
Long-term financial debt		—	—
Non-current contingencies	13	935	16,680
Other non-current liabilities	9	—	4,735

Total non-current liabilities		5,461	22,543

Total liabilities		$42,799	$52,064

Shareholders’ equity:
Ordinary shares, €0.10 par value; 96,431,770 and 94,137,145 shares authorized, and issued as at December 31, 2023 and 2022, respectively		$10,972	$10,720
Additional paid-in capital		377,468	458,221
Treasury stock, 222,988 and 149,793 ordinary shares as of December 31, 2023 and 2022, respectively, at cost		(1,263)	(1,109)
Accumulated deficit		(238,862)	(259,578)
Accumulated other comprehensive income		742	781
Accumulated currency translation effect		(8,871)	(14,581)

Total shareholders’ equity	11	$140,187	$194,453

Total liabilities and shareholders’ equity		$182,986	$246,518

The accompanying notes are an integral part of these consolidated financial statements

F-
4

DBV Technologies S.A.
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands, except share and per share data)

		Year ended December 31,
	Note	2023	2022
Operating income	14	$15,728	$4,844
Operating expenses
Research and development expenses	15	(60,223)	(75,543)
Sales & marketing expenses	15	(2,438)	(1,608)
General & administrative expenses	15	(29,500)	(24,324)
Total Operating expenses		(92,161)	(101,475)

Loss from operations		(76,432)	(96,631)

Financial income (expenses)		3,714	427

Loss before taxes		(72,719)	(96,204)

Income tax	16	(7)	(70)

Net loss		$(72,726)	$(96,274)

Foreign currency translation differences, net of taxes		5,710	(8,429)
Actuarial gains on employee benefits, net of taxes		(38)	262

Total comprehensive loss		$(67,054)	$(104,441)

Basic/diluted Net loss per share attributable to shareholders	19	$(0.76)	$(1.24)
Weighted average number of shares outstanding used in computing per share amounts:	19	95,121,390	77,384,133
The accompanying notes are an integral part of these consolidated financial statements

F-
5

DBV Technologies S.A.
Consolidated Statements of Cash Flows
(amounts in thousands)

		Year ended December 31,
	Notes	2023	2022
Net loss for the period		$(72,726)	$(96,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accrued contingencies		(13,998)	13,162
Retirement pension obligations		76	105
Expenses related to share-based payments		6,019	5,026
Other elements		23	(7)
Changes in operating assets and liabilities:
Decrease (increase) in inventories and work in progress		—	—
Decrease (increase) in trade receivables		—	—
Decrease (increase) in other current assets		(3,795)	20,961
(Decrease) increase in trade payables		8,420	3,456
(Decrease) increase in other current and non-current liabilities		(5,334)	152
Change in operating lease liabilities and right of use assets		1,662	(2,249)
Net cash flow used in operating activities		(79,653)	(55,666)

Cash flows used in investing activities:
Acquisitions of property, plant, and equipment		(677)	(754)
Proceeds from property, plant, and equipment dispositions		—	8
Acquisitions of intangible assets		—	—
Acquisitions of non-current financial assets		(285)	(123)
Proceeds from non-current financial assets dispositions		154	770

Net cash flows used in investing activities		(808)	(100)

Cash flows provided by financing activities:
(Decrease) increase in conditional advances		—	(474)
Treasury shares		(154)	123
Capital increases, net of transaction costs		6,921	194,471
Other cash flows related to financing activities		—	—

Net cash flows provided by financing activities		6,767	194,120

Effect of exchange rate changes on cash and cash equivalents		5,867	(6,461)

Net (decrease) / increase in cash and cash equivalents		(67,827)	131,893

Net cash and cash equivalents at the beginning of the period		209,194	77,301

Net cash and cash equivalents at the end of the period	3	$141,367	$209,194

The accompanying notes are an integral part of these consolidated financial statements

F-
6

DBV Technologies S.A.
Consolidated Statements of Changes in Shareholders’ Equity
(amounts in thousands, except share and per share data)

	Ordinary shares					Acc. other comprehensive income	Acc. currency translation effect
	Number of Shares Note 11	Amount	Additional paid-in capital	Treasury stock	Acc. deficit			Total Equity
Balance at December 31, 2021	55,095,762	$6,538	$358,115	$(1,232)	$(258,528)	$519	$(6,137)	$99,274

Net (loss)					(96,274)			(96,274)
Other comprehensive (loss)						262	(8,429)	(8,167)
Issuance of ordinary shares	39,041,383	4,182	102,194					106,377
Issuance of share warrants	—	—	88,094	—	—	—	—	88,074
Treasury shares				123				123
Share-based payments (income) expenses			5,026					5,026
Allocation of accumulated net losses	—	—	(95,209)	—	95,209	—	—	—
Other change in equity	—	—	—	—	15		(15)	—

Balance at December 31, 2022	94,137,145	$10,720	$458,221	$(1,109)	$(259,578)	$781	$(14,581)	$194,453

Net (loss)					(72,726)			(72,726)
Other comprehensive income (loss)						(38)	5,710	5,672
Issuance of ordinary shares	2 294 625	252	6,670					6,921
Issuance of share warrants	—	—	—	—	—	—	—	—
Treasury shares				(154)				(154)
Share-based payments (income) expenses			6,019					6,019
Allocation of accumulated net losses			(93,441)		93,441			—
Other change in equity	—	—	—	—	—	—	—	—

Balance at December 31, 2023	96,431,770	$10,972	$377,468	$(1,263)	$(238,862)	$742	$(8,871)	$140,187
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
The following list presents all entities included in the consolidation scope for the years ended December 31, 2022 and 2023, as well as their country of incorporation and the percentage of ownership interests:

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

F-
8

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
On an
on-going
basis, management evaluates its estimates, primarily those related to: (1) evaluation of costs and measure of progress of the wind-down activities resulting from the termination of the collaboration agreement with Nestlé Health Science, (2) research tax credits, (3) assumptions used in the valuation of right-of-use
assets—operating lease, (4) impairment of
right-of-use
assets related to leases and property, plant and equipment, (5) recoverability of the Company’s net deferred tax assets and related valuation allowance, (6) assumptions used in the valuation model to determine the fair value and vesting conditions of share-based compensation plan, and (7) estimate of provisions and contingencies.
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
Following the submission of the adhesion study’s protocol to the FDA, the Company received an Advice/ Information Request letter from the FDA in October 2021, requesting a stepwise approach to the modified Viaskin patch development program and provided partial feedback on this protocol.
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

F-
9

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
In June 2022, the Company announced that its pivotal Phase 3 trial EPITOPE, assessing the safety and efficacy of Viaskin Peanut treatment of peanut-allergic toddlers ages 1 to 3 years, met its primary endpoint, with a statistically significant treatment effect. The Company also indicated continuing productive dialogue with the FDA on the protocol design of VITESSE, a pivotal Phase 3 trial of the modified Viaskin Peanut patch in peanut- allergic children ages 4 to 7 years.
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
Based on our current operations, as well as our plans and assumptions, we expect that our balance of cash and cash equivalents of

$141,4
million as of December 31, 2023 will be sufficient to fund our operations until December 31,
2024.
The Company intends to seek additional capital as it prepares for the launch of Viaskin Peanut, if approved, and continues other research and development efforts. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. These capital requirements are expected to be funded through debt and equity offerings prior until December 31, 2024. The Company may seek to finance its future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive
financings.
The Company cannot guarantee that it will be able to obtain the necessary financing to meet its needs or to obtain funds at attractive terms and conditions, including as a result of disruptions to the global financial markets due to any future pandemics, epidemics or global health crises and conflict in Ukraine or other global political or military crises. The
COVID-19
pandemic and conflict in Ukraine caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to the Company, including reduced ability to raise additional capital when needed or on acceptable terms, if at all.
If the Company is not successful in its financing objectives, the Company could have to scale back its operations, notably by delaying or reducing the scope of its research and development efforts or obtain financing through

F-1
0

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
1

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
2

The Company carries its trade receivable at net realizable value. On a periodic basis, the Company evaluates its trade receivable and determines whether to provide an allowance or if any accounts should be written down and charged to expense as a bad debt. The Company generally does not require any security or collateral to support its receivables.
During the years ended December 31, 2023 and December 31, 2022, the Company did not hold any derivative financial instruments.
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
Cash and Cash Equivalents
Cash includes cash on hand and demand deposits with banks. Cash equivalents include short-term, highly liquid investments, with a short term remaining maturity at the date of purchase or less, refundable within one month, for which the risk of changes in value is considered to be insignificant. Demand deposits therefore meet the definition of cash equivalents. Cash equivalents are measured at fair value using level 1 and any changes are recognized in the Consolidated Statements of Operations and Comprehensive Loss.
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
3

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
4

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
Enterprises, or SMEs, status under EU law, and became therefore eligible again for the immediate reimbursement of the Research Tax Credit. During the year ended December 31, 2022, the Company received the reimbursement of
$26.1
millions of the 2019, 2020 and 2021 fiscal year research tax credit. During the year ended December 31, 2023, the Company received the reimbursement of $5.9 millions of the 2022 fiscal year research tax credit.
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
Until the Termination letter agreement signed on October 30, 2023, the Company recognized income under the percentage-of-completion
method, using costs incurred as the input method to determine progress towards the achievement of each milestone, and recognizing revenue based on costs incurred to date plus the estimate of margin at completion of the milestone. The Company periodically updated its measurement of progress and updated its cumulative income recognized accordingly. The Company accrued for any excess between costs yet to be incurred and income yet to be recognized for the completion of the performance obligations. Please refer to Note 13 “Contingencies”.
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

F-1
5

related reimbursement of research and development costs under these agreements as income in the period in which such costs are incurred. Please refer to Collaboration agreement with Nestlé Health Science for further detail.
Share-based payments
Since its incorporation, the Company has established several plans for equity compensation issued in the form of employee warrants (bons de souscription de parts de créateur d’entreprise or “BCEs”), stock options (“SO”), and restricted stock units (“RSUs”) granted to employees and/or executives. The company has also establish ed several
plans for equity compensation issued in the form of “share warrants” (bons de souscription d’actions or “BSAs”) granted to non-employee members of the Board of Directors and members of the Scientific Advisory Board.
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
The determination of the requisite service period and the estimate of RSUs awards that are expected to vest depends on the legal interpretation of the RSUs award agreements with employees under the French labor laws and related jurisprudence. Changes in interpretations could significantly impact the accounting for the share- based payments.
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
6

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
Net Loss Per Share
The Company calculates basic and diluted net loss per ordinary share by dividing the net loss by the weighted- average number of ordinary shares outstanding during the period. For the years ended December 31, 2023 and 2022, the Company has excluded the effects of all potentially dilutive shares, which include outstanding ordinary stock options, warrants to purchase ordinary shares, and restricted stock units, from the weighted-average number of ordinary shares outstanding as their inclusion in the computation for these years would be anti-dilutive due to net losses incurred.
Subsequent Events
The Consolidated Statements of Financial Position and the Consolidated Statements of Operations and Comprehensive Loss of the Company are adjusted to reflect the subsequent events that alter the amounts related to the situations that existed as of the end of the period covered. The Company has evaluated subsequent events from the balance sheet date through March 7, 2024, the date at which the consolidated financial statements are issued.
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
7

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
g (approximately 1/1,000 of one peanut) remains unchanged and performs in the same way it has performed previously. In order to confirm the consistency of efficacy data between the existing and a modified patch, FDA requested an assessment comparing the uptake of allergen (peanut protein) between the patches in peanut allergic children ages
4
-
11
.
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
On March 7, 2023, the Company announced that the first patient was screened in the VITESSE study. Screening of the last patient is anticipated by Q3 2024.
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
Viaskin Peanut for children ages 4-11—European Union Regulatory History and Current Status
On August 2, 2021, the Company announced it received from the EMA the Day 180 list of outstanding issues, which is an established part of the prescribed EMA review process. It is a letter that is meant to include any remaining questions or objections at that stage in the process. The EMA indicated many of their objections and major objections from the Day 120 list of questions had been answered. One major objection remained at Day 180. The Major Objection questioned the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study.
On December 20, 2021, the Company announced it withdrew the MAA for Viaskin Peanut and formally notified the EMA of our decision. The initial filing was supported by data from a single, placebo-controlled Phase 3 pivotal trial known as PEPITES
(V712-301).
The decision to withdraw was based on the view of that the data available to date from a single pivotal clinical trial were not sufficient to preclude a Major Objection at Day 180 in the review cycle. The Company believe data from a second Viaskin Peanut pivotal clinical trial will support a more robust path for licensure of Viaskin Peanut in the EU. The Company intend to resubmit the MAA when that data set is available.
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
In November 2023, the Company announced the interim analyses from the first year of the open-label extension of EPITOPE. These data were presented at the annual American College of Allergy, Asthma and Immunology (ACAAI) in November 2023.
Viaskin Peanut for Children ages
4-7
On September 7, 2022, we announced the initiation of VITESSE, a new Phase 3 pivotal study of the modified Viaskin Peanut (mVP) patch in children ages
4-7
years with peanut allergy. We defined initiation as the submission of the trial protocol to selected study sites for subsequent Institutional Review Board (IRB) approval and Ethics Committee (EC) opinion.
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
On March 7, 2023, the Company announced screening of the first patient in VITESSE. Screening of the last patient is anticipated by Q3 2024.
Supplemental Safety Study in children ages 4-7 years with peanut allergy
In 2024, we plan to initiate a six-month
supplemental safety study (COMFORT Children) in peanut-allergic children ages
4-7
years old.
The additional safety data
generated by this
study will supplement the safety data generated by the VITESSE trial, resulting in a safety database comprised of approximately
600 children ages 4 to 7 years treated with Viaskin Peanut. This study is expected to be similar to the REALISE (REAL Life Use and Safety of EPIT) safety study that we previously conducted with Viaskin Peanut in children ages 4 to 11 years.
Diagnostic Tool Development
On October 30, 2023, the Company and NESTEC entered into a Mutual Termination Letter Agreement terminating the Collaboration Agreement. Each party remains responsible for its own costs and expenses related to its respective wind –down activities. Any and all licenses and sublicenses, granted by either party to the other party under the Collaboration Agreement, including, without limitation, any licenses to intellectual property, were revoked and terminated.
Consequently, since signing the Mutual Termination Letter Agreement and as of December 31, 2023, we recorded the following:

•	Loss on completion accrual reversal $19,9 millions (Other Operating Income);

•	Deferred revenue accrual reversal $6.9 millions (Operating Expenses);

•
Accrual for ongoing Clinical study completion $2.3 millions (Operating Expenses). This accrual represents our best estimate of the remainder expenses related to the ongoing clinical study which will be incurred after December 31, 2023 and until the end of the study.

Financing
In May 2022, the Company announced that pursuant to the Company’s At-The-Market program established in May 2022 (the “ATM Program”), it had issued and completed sales of new ordinary shares (the “Ordinary Shares”) in form of American Depositary Shares (“ADSs”), for a total gross amount of $15.3 millions
($14.1
millions
net of transaction costs). In this context, 6,036,238 new Ordinary Shares in form of ADS have been issued through a capital increase without preferential subscription rights of the shareholders reserved to specific categories of persons fulfilling certain characteristics (the “ATM Issuance”), at a unit subscription price of 1.27 dollar per ADS (i.e., a subscription price per Ordinary Share of 2.41 euro based on the USD/EUR exchange rate of 1.0531 dollar for 1 euro, as published by the European Central Bank on May 4, 2022) and each ADS giving the right to receive one-half of one ordinary share of the Company.
Pursuant to the ATM program, the Company issued and completed sales of new Ordinary Shares in the form of ADSs for a total gross amount of $7.8 millions on June 14, 2023 (and a net amount of $6.9 millions after $0.9 capital increase fees imputation).
In June 2022, the Company announced an aggregate $194 million ($180.4 million net of transaction costs) private investment in public equity (PIPE) financing (corresponding to €181 million on the basis of an exchange rate of $1.0739 = €1.00 published by the European Central Bank on June 8, 2022) from the sale of 32,855,669 ordinary shares, as well as pre-funded warrants to purchase up to 28,276,331 ordinary shares
 (the “June
2022

F-2
1

PIPE
”).
The ordinary shares were sold to the purchasers at a price per ordinary share of €3.00 (corresponding to $3.22), and the pre-funded warrants were sold to the purchasers at a pre-funded price of €2.90 (corresponding to $3.11) per pre-funded warrant, which equals the per share price for the ordinary shares less the remaining €0.10 exercise price for each such pre-funded warrant. Gross proceeds from the
June 2022
PIPE total approximately $194
millions
(corresponding to €181
millions
), before deducting private placement expenses.
The ordinary shares issued in the June 2022 PIPE, including the ordinary shares issuable upon exercise of the pre-funded
warrants from the PIPE financing, werenot been registered under the Securities Act of 1933, as amended, at the time of the offering, and may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements. In connection with the PIPE financing, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has filed a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of

59,269,629
ordinary shares issued in the June 2022 PIPE, including ordinary shares underlying the pre-funded
warrants.
Legal Proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. We are not currently subject to any material legal proceedings.
Note 3 Cash and Cash Equivalents
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	December 31,
	2023	2022
Cash	10,530	30,104
Cash equivalents	130,826	179,090

Total cash and cash equivalents as reported in statement of financial position	141,367	209,194

Bank overdrafts	—	—

Total net cash and cash equivalents as reported in the statement of cash flow	141,367	209,194

Cash equivalents are immediately convertible into cash at no or insignificant cost on demand. They are measured using level 1 fair value measurements.
Note 4 Other Current Assets
Other current assets consisted of the following:

	December 31,
	2023	2022
Research tax credit	8,857	5,792
Other tax claims	5,236	3,903
Prepaid expenses	2,103	2,680
Other receivables	1,353	1,504

Total	17,548	13,880

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
26.1
millions of the 2019, 2020 and 2021 fiscal year research tax credit.
During the year ended December 31, 2023, the Company :

•	received the reimbursement of $5.9 millions of the 2022 fiscal year research tax credit ;

•	made a complementary statement for 2020, 2021 and 2022 fiscal year research tax credit. A complementary research tax credit has been booked for $2.9 millions .
The variance in Research Tax Credit during the two years disclosed is presented as follow:

Amount in thousands of US Dollars
Opening balance sheet receivable as of January 1, 2022	28,092
+ 2022 fiscal year research tax credit	5,718
- Payment received	(26,117)
- Adjustment and currency translation effect	(1,901)

Closing balance sheet receivable as of December 31, 2022	5,792

Of which—Non-current portion	—
Of which—Current portion	5,792

Amount in thousands of US Dollars
Opening balance sheet receivable as of January 1, 2023	5,792
+ 2023 fiscal year research tax credit (1)	8,766
- Payment received	(5,971)
- Adjustment and currency translation effect	271

Closing balance sheet receivable as of December 31, 2023	8,857

Of which—Non-current portion	—
Of which—Current portion	8,857

(1)	Included 2020, 2021 and 2022 complementary research tax credit made during the fiscal year ended December 31, 2023

F-2
3

Note 5 Property, Plant, and Equipment
Property and equipment, net consisted of the follo
wi
ng:

	1/1/2022	Currency translation effect	Increase	Decrease	Reclassification	12/31/2022
Laboratory equipment	21,434	(1,246)	—	—	270	20,459
Building fixtures	3,958	(196)	55	(604)	—	3,214
Office equipment	864	(25)	74	(428)	—	485
Computer equipment	1,299	(65)	16	—	8	1,258
Property, plant, and equipment in progress	4,390	(252)	608	—	(278)	4,468

Total, gross	31,945	(1,783)	754	(1,032)	—	29,884

Less accumulated amort. and deprec.	(13,799)	703	(2,723)	1,031	—	(14,788)

Total, net	18,146	(1,080)	(1,968)	(1)	—	15,096

	1/1/2023	Currency translation effect	Increase	Decrease	Reclassification	12/31/2023
Laboratory equipment	20,459	815	—	—	3,565	24,839
Building fixtures	3,214	114	—	—		3,327
Office equipment	485	5	53	—		552
Computer equipment	1,258	40	—	126	1,425
Property, plant, and equipment in progress	4,468	91	625	—	(3,750)	1,433

Total, gross	29,884	1,074	677	—	(59)	31,577

Less accumulated amortization and depreciation	(14,788)	(60)	(3,566)	—	—	(18,954)

Total, net	15,096	474	(2,889)	—	(59)	12,623

The depreciation and amortization expense for each of the years ended December 31, 2023 and 2022 was $3.6 million and $2.7 million respectively.

Note 6 Lease contracts
Future minimum lease payments under the Company’s operating leases’ right of use as of December 31, 2023 and 2022, are as follows:

	December 31, 2023			December 31, 2022
	Real estate	Other assets	Total	Real estate	Other assets	Total
Current portion	1,205	71	1,275	1,972	79	2,051
Year 2	65	11	75	1,168	74	1,243
Year 3	421	—	412	65	6	71
Year 4	919	—	919	—	—	—
Year 5	919	—	919	—	—	—
Thereafter	3,677	—	3,677	—	—	—

Total minimum lease payments	7,205	81	7,286	3,204	160	3,364
Less: Effects of discounting	(1,617)	(9)	(1,626)	(325)	(17)	(343)

Present value of operating lease	5,588	73	5,661	2,879	143	3,021
Less: current portion	(1,072)	(68)	(1,144)	(1,823)	(71)	(1,894)

Long-term operating lease	4,516	5	4,526	1,055	72	1,127

Weighted average remaining lease term (years)	7.954	—		1.40	—
Weighted average discount rate	4.53%	2.50%		3.00%	2.45%
The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	December 31,
	2023	2022
Operating lease expense	1,776	1,800

Refurbishing impact	1,750	—
Net termination impact	(92)	(1,657)
In
January 2022, the company entered into a termination agreement for its U.S. office in Summit, NJ, following the resizing of its facility use. The Company recognized an income of $1.2 million as of June 30, 2022 due to the early termination of its Summit, NJ lease, offset by the payment of a one-time lump sum early termination fee of $1.5 million.
On March 28, 2022
, the Company entered into a binding office lease agreement in New Jersey for a lease term of
3 years and 2 months
. The lease commencement was based upon delivery of possession of the premises by the Landlord and occurred on April 1, 2022. Right of use and related lease debt have been recorded starting April 1, 2022 for a gross amount of $
0.4
million.
In November, 2023, the Company signed agreements for the new headquarters in Chatillon, France:

•	a short term lease agreement in order to fit the new offices,

•	A lease agreement starting on April 16, 2024
The lease commencement was based upon delivery of possession of the premises by the Landlord and occurred in November, 2023. Right of use and related lease debt have been recorded starting November, 2023 for a gross amount of
$4.5
millions
.

F-2
5

Supplemental
cash flow information related to operating leases is as follows for the year ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	1,956	2,195
Note 7 Other
non-current
assets
Other non-current assets consisted of the following:

	December 31,
	2023	2022
FX facility collateral account	3,904	3,739
Deposits, pledged securities and other non-current financial assets	2,104	1,773
Liquidity contract	166	312

Total other non-current assets	6,144	5,824

The other non-current assets are composed of security deposits paid to premises lessors, pledged securities, the liquidity contract and a collateral account to guarantee a FX facility not used as of December 31, 2023.
Under the liquidity contract, 222,988 treasury shares were allocated as a reduction of Shareholders’ Equity as at December 31, 2023 with the cash balance being maintained in financial assets.
Note 8 Trade payables and Other Current Liabilities
Trade Payables
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each fiscal year presented.
Other Current Liabilities
Other current liabilities consisted of the following:

	December 31,
	2023	2022
Social debt	7,828	5,872
Deferred income	—	2,137
Tax liabilities	223	69
Other debts	883	1,131

Total	8,934	9,210

The other current liabilities include short-term debt related to employees’ bonus accruals, as well as social welfare and tax agencies.
On October 30, 2023, the Company signed
a
Termination letter agreement with
NESTEC.

F-2
6

As of December 31
2023, we recorded
a deferred revenue accrual reversal of $6.9
millions (including $
2.1
millions in current liabilities and $
4,7 millions in non current liabilities).
Note 9 Other Current and
Non-Current
Liabilities
Due dates of liabilities
The following table shows the maturity of the Company’s liabilities (except leases disclosed in Note 6—“Lease contract”):

	Total	2024	2025	Thereafter
Other current liabilities	8,934	8,934	—	—
Supplier accounts payable and related payables	23,302	23,302	—	—

Total liabilities	32,236	32,236	—	—

The current portion of other liabilities mainly includes social security .
Other
non-current
liabilities
Effective October 30, 2023 ,the Company and Nestlé Health Science signed an agreement, terminating the collaboration agreement between the two parties and the PII clinical study.
Consequently as of December 31, 2023, we recorded the following:

•	Deferred revenue accrual reversal $6.9 millions (including $4.7 millions recorded in Other non-current liabilities as of December 31, 2022).
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
There has been no transfer between levels of the fair value hierarchy during the years ended December 31, 2022 and 2023.
Note 11 Share Capital Issued
The share capital, as of December 31, 2023, is set at the sum of €9,643,177 ($ 10,972,101 converted at historical rates). It is divided into 96,431,770 fully authorized, subscribed and paid-up shares with a nominal value of €0.10
.

F-2
7

This
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
Pursuant to the authorization granted by the SH General Meeting, the Board of Directors, at its meeting of June 9, 2022 (the “Board General Meeting”):

•
decided, within the framework of the
June 2022
PIPE the principle of a capital increase in cash with cancellation of preferential subscription rights, reserved for categories of persons meeting the characteristics set out in the 18 th
resolution of the Board General Meeting, through the issuance of Ordinary Shares and warrants to subscribe for Ordinary Shares, for a maximum amount of 6,113,200 New Ordinary Shares, corresponding to the maximum issue ceiling under the 22 nd
resolution of the Board General Meeting;

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

•
determined the list of beneficiaries (designated within each of the categories of persons defined in the 18 th
resolution of the Board General Meeting) and the number of New Ordinary Shares and warrants allocated to each of them under the conditions defined in the 18 th
resolution of the Board General Meeting beneficiaries under the conditions defined in section 5 of the offering circular relating to the June 2022 PIPE.

The Company has assessed the
pre-funded
warrants for appropriate equity or liability classification. During this assessment, the Company determined the pre-funded
warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC
815.

F-2
8

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
Accordingly, the pre-funded warrants are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance.
The changes in number of outstanding prefunded warrants are as follows:

Prefunded warrants
Balance as of December 31, 2022	28,276,331
Granted during the period	—
Forfeited during the period	—
Exercised/released during the period	—
Expired during the period	—

Balance as of December 31, 2023	28,276,331

F-
29

The table below presents the changes in the share capital of the Company as of December 31, 2022 and 2023:
(Amounts in thousands of U.S. Dollars except share and per share data)

Date	Nature of the transactions	Share capital*	Additional paid-in capital	Number of shares
Balance as of December 31, 2021		6,538	358,115	55,095,762

03/23/2022	Capital increase by ordinary shares	0	(0)	775
05/10/2022	Capital increase by ATM program	637	13,442	6,036,238
05/12/2022	Retained earnings charged on share premium		(95,209)
05/19/2022	Capital increase by employee warrants	1	(1)	5,000
05/24/2022	Capital increase by employee warrants	3	(3)	26,135
06/09/2022	Capital increase by ordinary shares	3,530	88,743	32,855,669
06/09/2022	Capital increase by share warrants		88,094
06/10/2022	Capital increase by employee warrants	0	13	3,100
07/08/2022	Capital increase by employee warrants	0	10	2,513
09/23/2022	Capital increase by ordinary shares	0	(0)	249
11/19/2022	Capital increase by ordinary shares	0	(0)	2,500
11/22/2022	Capital increase by ordinary shares	3	(3)	30,625
11/24/2022	Capital increase by ordinary shares	8	(8)	78,579
12/31/2021	Share-based payments		5,026

Balance as of December 31, 2022		10,720	458,220	94,137,145

03/23/2023	Capital increase by employee warrants	1	(1)	10,174
04/12/2023	Retained earnings charged on share premium		(93,441)
05/19/2023	Capital increase by ordinary shares	0	(0)	2,500
05/22/2023	Capital increase by ordinary shares	2	(2)	14,374
05/24/2023	Capital increase by ordinary shares	4	(4)	34,321
06/16/2023	Capital increase by ATM program	225	6,696	2,052,450
09/23/2023	Capital increase by ordinary shares	0	(0)	2,599
10/25/2023	Capital increase by ordinary shares	4	(4)	35,000
11/19/2023	Capital increase by ordinary shares	0	(0)	2,500
11/21/2023	Capital increase by ordinary shares	6	(6)	57,775
11/22/2023	Capital increase by ordinary shares . . . . . . . . . . .	6	(6)	50,058
11/24/2023	Capital increase by ordinary shares . . . . . . . . . . .	4	(4)	32,884
12/31/2023	Share-based payments		6,020

Balance as of December 31, 2023 . . . . . . . . . . . . . . . .		10,972	377,468	96,431,770

In April 2023, pursuant to the authorization granted by the General Meeting of the Shareholders held on April 12, 2023, the accumulated net losses of DBV Technologies S.A. after appropriation of the net result for the year ended December 31, 2022 have been allocated to additional paid-in
capital in the amount of
€
93.4

millions
($
88.7
millions converted at historical rates).

F-3
0

Note 12 Share-Based Payments
The Board of Directors has been authorized by the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options plan (“SO”), and non-employee
warrants (Bons de Souscription d’Actions or “BSA”), as follows:

Share-based payments instrument	General meeting of shareholders	Board of directors meeting	Grant date	Number granted

BSA	12/9/11	9/25/12	9/25/12	30,000
BSA	6/4/13	7/25/13	7/25/13	73,000
SO	12/9/11	9/18/13	9/18/13	518,000
BSA	6/3/14	3/24/15	3/24/15	10,000
SO	6/3/14	6/23/15	6/23/15	120,000
BSA	6/23/15	11/19/15	11/19/15	22,500
BSA	6/23/15	12/15/15	2/15/16	90,000
SO	6/3/14	4/6/16	4/21/16	33,000
SO	6/3/14	6/21/16	6/21/16	110,000
BSA	6/21/16	6/21/16	8/21/16	20,000
SO	6/3/14	6/21/16	9/15/16	9,300
SO	6/3/14	6/21/16	10/17/16	16,500
BSA	6/21/16	12/9/16	2/9/16	59,000
SO	6/3/14	6/21/16	12/9/16	74,960
RSU	9/21/15	3/14/17	3/14/17	22,500
RSU	9/21/15	4/20/17	4/20/17	24,000
BSA	6/15/17	6/15/17	8/15/17	9,000
SO	6/3/14	6/15/17	6/15/17	126,000
SO	6/15/17	6/15/17	6/15/17	111,600
SO	6/15/17	6/15/17	9/15/17	52,600
SO	6/15/17	11/17/17	12/5/17	625,200
BSA	6/15/17	5/2/18	7/2/18	44,000
RSU	6/22/18	6/22/18	6/22/18	486,153
RSU	6/22/18	9/6/18	9/6/18	450
SO	6/22/18	9/6/18	9/6/18	65,000
SO	6/22/18	6/22/18	10/15/18	76,700
RSU	6/22/18	11/1/18	11/1/18	57,000
SO	6/22/18	11/29/18	11/29/18	350,000
RSU	6/22/18	12/12/18	12/12/18	16,250
RSU	6/22/18	12/12/18	12/17/18	3,000
SO	6/22/18	3/4/19	3/20/19	547,100
RSU	6/22/18	5/10/19	5/10/19	100,000
SO	5/24/19	5/24/19	5/24/19	150,000
SO	5/24/19	7/1/19	7/1/19	403,400
SO	5/24/19	7/1/19	7/22/19	75,000
RSU	5/24/19	10/11/19	10/11/19	40,000
SO	5/24/19	10/11/19	1/15/20	94,500
RSU	5/24/19	10/11/19	3/16/20	5,000
RSU	4/20/20	4/20/20	4/29/20	20,000
RSU	4/20/20	11/24/20	11/24/20	475,000
SO	4/20/20	11/24/20	11/24/20	1,216,200
RSU	4/20/20	3/23/21	3/23/21	24,900
SO	4/20/20	3/23/21	3/23/21	75,200
RSU	5/19/21	5/19/21	5/19/21	20,000

F-
3
1

Share-based payments instrument	General meeting of shareholders	Board of directors meeting	Grant date	Number granted

BSA	5/19/21	5/19/21	6/3/21	39,185
RSU	5/19/21	11/22/21	11/22/21	257,300
SO	5/19/21	11/22/21	11/22/21	1,107,300
RSU	5/19/21	5/12/22	5/12/22	3,200
SO	5/19/21	5/12/22	5/12/22	19,000
RSU	5/12/22	7/29/22	7/29/22	66,700
SO	5/12/22	7/29/22	7/29/22	135,500
RSU	5/12/22	11/21/22	11/21/22	519,650
SO	5/12/22	11/21/22	11/21/22	1,771,786
RSU	4/12/23	1/09/23	1/9/23	35,800
SO	4/12/23	1/09/23	1/9/23	59,200
RSU	4/12/23	11/20/23	11/20/23	912,650
SO	4/12/23	11/20/23	11/20/23	2,290,722
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
Cox-Ross
Rubinstein binomial option pricing model.

Warrant fair value assumptions during the year ended December 31, 2021

Weighted average share price at grant date (in €)	10.75
Weighted average expected volatility	90.0%
Weighted average risk-free interest rate	(0.53)%
Weighted average expected term (in years)	3.21
Dividend yield	—
Weighted average fair value of warrants (in €)	—

F-3
2

The following table summarizes all BSA warrants activity during the year ended December 31, 2022:

	Number of warrants outstanding	Weighted- average exercise price (in Euros)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of Euros)
Balance as of December 31, 2021	256,693	47.51	4.35	—
Granted during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—
Expired during the period	(5,000)	8.59	—	—

Balance as of December 31, 2022	251,693	48.29	4.36	—

Warrants exercisable as of December 31, 2022	251,693	48.29	4.36	—
The following table summarizes all BSA activity during the year ended December 31, 2023:

	Number of warrants outstanding	Weighted- average exercise price (in Euros)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of Euros)
Balance as of December 31, 2022	251,693	48.29	4.35	—
Granted during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—
Expired during the period	(7,000)	—	—	—

Balance as of December 31, 2023	244,693	48.29	4.35	—

Warrants exercisable as of December 31, 2023	244,693	48.29	4.35	—
12.2 Employee warrants
As of December 31, 2023, no more BSPCE / BCE warrants (Bons de Souscription de Parts de Créateur d’Entreprise or “BSPCE”) are exercisable.
12.3 Stock options
The Company’s Board of Directors has been authorized by the shareholders’ general meeting to grant SOs to employees.
The different stock options plans granted by the Board of Directors are similar in their nature and conditions, except for the exercise price that is comprised between €
2.00
and €
74.22
.

All SO issued have a ten-year contractual life. SO are expensed in accordance with the following vesting conditions:

•
Before June 22, 2018 and from January 15, 2020 to November 22, 2021, SO granted mainly vest over four years at a rate of 25% upon the first anniversary of the issuance date and 12.5% every 6 months thereafter, subject to the beneficiary being still employed by the Company (except in specific contractual clause or board of directors’ decisions),

F-3
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

•
Since November 22, 2021, SO granted mainly vest over four years at a rate of 25% upon the first anniversary of the issuance date and 25% every 12 months thereafter, subject to the beneficiary being still employed by the Company (except in specific contractual clause or board of directors’ decisions),

Performance conditions which are other than market conditions, are taken into account by adjusting the number of equity instruments included in the measurement of the transaction amount but are not taken into account when estimating the fair value of the shares. Estimated achievement of performance conditions is reviewed at each reporting date.
The Company also applied a forfeiture rate for each grant according to its respective characteristics and composition. This forfeiture rate is reviewed at each reporting date.
The following table summarizes all stock options activity during the year ended December 31, 2022:

	Number of SO outstanding	Weighted- average exercise price in Euros	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value in thousands of Euros
Balance as of December 31, 2021	3,631,210	15.25	8.67
Granted during the period	1,926,286	3.12	—	—
Forfeited during the period	(245,314)	12.22	—	—
Exercised during the period	(5,613)	4.16	—	—
Expired during the period	—	—	—	—

Balance as of December 31, 2022	5,306,569	11.00	8.41

Options exercisable as of December 31, 2022	1,331,508	20.20	6.69	—
The following table summarizes all stock options activity during the year ended December 31, 2023:

	Number of SO outstanding	Weighted- average exercise price in Euros	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value in thousands of Euros
Balance as of December 31, 2022	5,306,569	11.00	8.41
Granted during the period	1,926,286	2.03	—	—
Forfeited during the period	(369,800)	3.76	—	—
Exercised during the period	—	—	—	—
Expired during the period	(168,000)	—	—	—

Balance as of December 31, 2023	7,118,691	8.55	9.10

Options exercisable as of December 31, 2023	602,995	38.70	5.35	—
As of December 31, 2023, there was €17.8
millions

($
20.3
millions converted at closing rate) of unrecognized SO expense that is expected to be recognized over a weighted-average period of

7.5
years.

F-3
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
The Company estimated the following assumptions for the calculation of the fair value of the stock options:

	Assumptions per year ended, December 31,
Stock options per grant date	2017	2018	2019	2020	2021	2022	2023
Weighted average shares price at grant date in €	45.49	31.86	15.26	5.54	5.71	2.33	2.03
Weighted average expected volatility	41,80%	47,10%	70,80%	87,30%	90,20%	98,90%	93,70%
Weighted average risk-free interest rate	-0,10%	0,30%	-0,10%	-0,50%	-0,06%	2,20%	2,95%
Weighted average expected term (in years)	6,7	6	6	6	6	6	6
Dividend yield	0	0	0	0	0	—	—
Weighted average fair value of stock-options in €	17.16	13.67	9.65	3.9	4.17	2.23	1.67
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

F-3
5

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
™
Peanut by the U.S. FDA);

•
Between November 24, 2020 and November 20, 2023, RSUs vest over four years at a rate of 25% upon the first anniversary of the issuance date and 12.5% every 6 months thereafter, subject to the beneficiary being still employed by the Company (except in specific board of directors’ decisions).

•
Since November 20, 2023, RSUs vest over four years at a rate of 25% upon the first anniversary of the issuance date and 25% every126 months thereafter, subject to the beneficiary being still employed by the Company (except in specific board of directors’ decisions).

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
The following table summarizes all RSUs activity for the year ended December 31, 2022:

	Number of RSU outstanding	Weighted average grant date fair value in Euros
Balance as of December 31, 2021	1,240,520	18.77
Granted during the period	589,550	2.67
Forfeited during the period	(97 126)	4.96
Released during the period	(143,863)	5.15
Expired during the period	—	—

Balance as of December 31, 2022	1,589,081	14.69

The following table summarizes all RSUs activity for the year ended December 31, 2023:

	Number of RSU outstanding	Weighted average grant date fair value in Euros
Balance as of December 31, 2022	1,589,081	14.69
Granted during the period	589,550	1.69
Forfeited during the period	(191,659)	4.04
Released during the period	(250,355)	6.77
Expired during the period	—	—

Balance as of December 31, 2023	2,095,517	10.73

F-3
6

As of December 31, 2023, there was
€
2.5

millions
($
2.7
millions converted at closing rate) of unrecognized RSUs compensation expense that is expected to be recognized over a weighted-average period of

3.2
years.
12.5 Reconciliation of the share-based payment expenses with the Consolidated Statements of Operations and Comprehensive Loss

		December 31,
		2023	2022
Research and development	SO	(1,661)	(1,462)
	RSU	(835)	(841)
Sales and marketing	SO	(102)	(31)
	RSU	(33)	(4)
General and administrative	SO	(2,985)	(2,374)
	RSU	(403)	(315)

Total share-based compensation (expense) income		(6,019)	(5,026)

Note 13 Contingencies
Non-current contingencies and current contingencies break down as follows:

	December 31,
	2023	2022
Current contingencies	3,959	3,944
Non-current contingencies	935	16,680

Total contingencies	4,894	20,625

F-3
7

The table below shows movements in contingencies:

	Pension retirement obligations	Collaboration agreement—Loss at completion	Other contingencies	Total
At January 1, 2022	1,008	9,800	45	10,853
Increases in liabilities	105	12,455	—	12,560
Used liabilities	—	—	(42)	(42)
Reversals of unused liabilities	—	(1,984)	—	(1,984)
Net interest related to employee benefits, an unwinding of discount	—	—	—	—
Actuarial gains and losses on defined-benefit plans	(262)	—	—	(262)
Currency translation effect	(61)	(436)	(3)	(500)

At December 31, 2022	790	19,835	—	20,625

Of which Current	—	3,944	—	3,944
Of which Non-current	790	15,891	—	16,680
At January 1, 2023	790	19,835	—	20,625
Increases in liabilities	76	—	3,874	3,950
Used liabilities	—	—	—	—
Reversals of unused liabilities	—	(20,108)	—	(20,108)
Net interest related to employee benefits, and unwinding of discount	—	—	—	—
Actuarial gains and losses on defined-benefit plans	38	—	—	38
Currency translation effect	31	273	85	389

At December 31, 2023	935	—	3,959	4,893

Of which Current	—	—	3,959	3,959
Of which Non-current	935	—	—	935
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
On October 30, 2023, the Company signed a Mutual Termination Letter Agreement with NESTEC.
Consequently as of December 31
,
 2023, we recorded the following :

•	Loss on completion accrual reversal of $19,9 millions ;

•
Accrual for ongoing Clinical study completion of $2.3 millions. This accrual represents our best estimate of the remainder expenses related to the ongoing clinical study which will be incurred after December 31, 2023 and until the end of the study.

F-3
8

As part of the estimation of the retirement commitments, the following assumptions were used for all categories of employees:

	December 31,
	2023	2022
% Social security contributions	50.0%	50.0%
Salary increases	2.0%	2.0%
Discount rate—Iboxx Corporates AA 10+	3.17%	3.77%
Expected staff turnover	10.0%	10.0%
Estimated retirement age	67	65
Life table	TGH05-TGF05
Collective agreement	National Collective Agreement of the pharmaceutical industry
Note 14 Operating Income
The operating income is broken down in the following manner:

	December 31,
	2023	2022
Research tax credit	8,766	5,718
Other operating income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6,962	(874)

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15,728	4,844

On May 31, 2016, the Company announced its entry into an exclusive global collaboration with Nestlé Health Science to develop MAG1C, a ready-to-use
and standardized atopy patch test tool for the diagnosis of cow’s milk protein allergy in infants and toddlers. Under the terms of the exclusive collaboration, the Company is responsible for leading the development activities of MAG1C up through a pivotal Phase 3 clinical program, and if appropriate regulatory approvals are received, Nestlé Health Science will support the commercialization of MAG1C globally, while prioritizing certain agreed-upon countries. The Company entered into an amendment with Nestlé Health Science on July 12, 2018. The Company is eligible to receive up to €
100.0

millions
($105.0 millions at December 31
, 2023 closing exchange rate)
in potential development, clinical, regulatory and commercial milestones, inclusive of a non-refundable
 upfront payment of €
10.0

million that the Company received in July 2016.
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
On October 30, 2023, the Company signed a Mutual Termination Letter Agreement with NESTEC.
Consequently as of December 31
,
 2023, we recorded
a deferred revenue accrual reversal of $
6.9 millions ;

As of December
31
,
2023
, the Company recorded complementary research tax credit for $
2.9
millions after having made a complementary statement for 2020, 2021 and 2022.

F-
39

Note 15 Operating expenses and Allocation of Personnel Expenses
Operating expenses
Research and Development Expenses
The following table summarizes our research and development expenses for the years presented:

	December 31,
(Dollar amounts presented in thousands)	2023	2022	$ change	% change
Research and development expenses
External clinical-related expenses	49,044	42,248	6,796	16%
Employee-related costs excl. share-based payment expenses	14,401	10,752	3,649	34%
Share-based payment expenses	2,496	2,303	193	8%
Depreciation and amortization	(13,658)	12,965	(26,623)	(205%)
Other costs	7,940	7,276	664	9%

Total Research and development expenses	60,223	75,543	(15,320)	(20%)

Our research and development expenses consisted primarily of external costs, such as startup fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to acquiring and manufacturing clinical study materials.
Research and Development expenses decreased by $15.3 millions for the year ended December 31, 2023 compared to the year ended December 31, 2022 mainly as a result of :

•	loss on completion accrual net reversal $17,6 millions (compared to a $10.4 millions depreciation as of December 31, 2022) resulting from Nestlé Collaboration Agreement termination, that offset;

•	the global increase of $11.3 million in research and development expenses.
External clinical-related expenses increased by $6.8 millions for the year ended December 31, 2023 compared to the year ended December 31, 2022, reflecting intensified Research and Development activities (1) after the initiation of the VITESSE trial with the first patient screened in March 2023, and (2) as part of the new safety study for toddlers and children after the FDA confirmed additional safety data is required for BLA.
Employee-related costs, excluding share-based payment expenses, increased by $3.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the workforce increase to support research and development activities on VITESSE trial and the new safety study for toddlers and children.
Sales and Marketing Expenses
The following table summarizes our sales and marketing expenses for the years presented:

	December 31,
(Dollar amounts presented in thousands)	2023	2022	$ change	% change
Sales and marketing expenses
Employee-related costs incl. share-based payment expenses	754	914	(160)	(18%)
External professional services and other costs	1,784	694	990	143%

Total Sales and marketing expenses	2,438	1,608	830	52%

Sales and marketing expenses primarily included payroll for the U.S. and European employees as well as fees related to pre- commercialization activities for Viaskin Peanut in North America.

F-4
0

Sales and Marketing expenses increased by $0.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in fees related to pre-commercialization activities for Viaskin Peanut in North America.
Employee-related costs (including share-based payments expenses) related to payroll for the U.S. and European employees, decreased by $0.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to employee departure in the US.
External professional services and other costs increased by $1.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, mainly due to an increase in fees related to pre-commercialization activities for Viaskin Peanut in North America.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years presented:

	December 31,
(Dollar amounts presented in thousands)	2023	2022	$ change	% change
General and administrative expenses
External professional services fees	8,750	5,947	2,803	47%
Employee-related costs excl. share-based payment expenses	8,200	7,320	881	12%
Share-based payment expenses	3,389	2,688	701	26%
Depreciation, amortization and other costs	9,161	8,369	2,523	30%

Total General and administrative expenses	29,500	24,324	5,176	21%

General and administrative expenses increased by $5.2 millions for the year ended December 31, 2023, compared to the year ended December 31, 2022. The source of this increase is threefold (1) an increase by $2.8 millions of external professional services fees incurred in our financing activities, (2) an increase by $0.9 million in employee-related costs to support General and Administrative activities, and (3) an increase by $0.8 million in depreciation, amortization and other costs mainly due to Montrouge office revamping which will be departed for a new location in Q2 of 2024.
The workforce dedicated to general and administrative activities increased from 27 employees in 2022 to 34 employees in 2023.
Allocation of Personnel Expenses
The Company had 104 average employees for the year ended December 31, 2023, in comparison with 101 employees for the year ended December 31, 2022.
Allocation of Personnel Expenses by Function:

	December 31,
	2023	2022
Research and Development expenses	16,897	13,055
Sales and Marketing expenses	754	914
General and Administrative expenses	11,589	10,008

Total personnel expenses	29,240	23,977

F-4
1

Allocation of Personnel Expenses by Nature:

	December 31,
	2023	2022
Wages and salaries	18,108	14,802
Social security contributions	4,176	3,206
Expenses for pension commitments	935	943
Share-based payments	6,019	5,026

Total	29,240	23,977

The increase in personnel expenses is mainly due to an increase in headcount to support research and development activities (1) after the initiation of the VITESSE trial with the first patient screened in March 2023, and (2) as part of the new safety study for toddlers after the FDA confirmed additional safety data is required for
BLA.
Note 16 Income Tax
Reconciliation between the Effective and Nominal Income Tax Expense
The following table shows the reconciliation between the effective and nominal tax expense at the nominal standard French rate 25% as of December 31, 2023 and December 31, 2022 (excluding additional contributions):

	December 31,
	2023	2022
(Loss) before taxes	(72,709)	(96,204)
Theoretical company tax rate	25.00%	25.00%
Nominal tax expense	18,179	24,051
Increase/decrease in tax expense arising from:
Research tax credit	2,192	1,430
Share-based compensation	(1,852)	(784)
Other permanent differences	(110)	(100)
Non recognition of deferred tax assets mainly related to tax losses	(18,802)	(24,746)
Other differences	386	79
Effective tax expenses—current	(7)	(70)
Effective tax expenses—deferred	—	—
Effective tax rate	(0.01)%	(0.07)%

F-4
2

Deferred Tax Assets
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	307,300	273,964
Share-based compensation	509	1,102
Personnel-related accruals	422	389
Pension retirement obligations	509	197
Leases	32	6
Other	1,205	5,248

Total deferred tax assets	309,702	280,907

Less: Valuation allowance	(309,702)	(280,907)

Net deferred tax assets	—	—
Note 17 Commitments
Purchase Obligations
The
Company has signed agreements with several contract research organizations (CRO) and part of the ongoing clinical studies for Viaskin
™
Peanuts and Viaskin
™
Milk products. As of December 31, 2023, expenses associated with the ongoing trials amounted globally to
$114.4
millions, and we had
non-cancellable
contractual obligations with CRO until year ended 2025 amounting to
$64.4
millions.
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
Note 18 Relationships with Related Parties
The compensation amounts for 2023 presented below, which were awarded to the Directors and Officers of the Company totaled
$8.7
millions. The recipients of this compensation are “related parties” under applicable French law and may not be considered executive officers or related parties under comparable SEC and Nasdaq rules and regulations applicable to the Company.

	December 31,
	2023	2022
Short-term benefits	4,864	4,625
Post-employment benefits	29	33
Termination benefits	—	24
Share-based payments	3,792	3,355

Total	8,685	8,037

F-4
3

The methods for the valuation of the benefit related to share-based payments are presented in Note 12 Share- Based Payments.
Amounts payable to related parties as of December 31, 2023 and 2022 are as follows:

	December 31,
	202 3	2022
Compensation	2,112	2,009
Pension obligations	107	83

Total	2,219	2,092
Note 19 Loss Per Share
The
basic
loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the course of the fiscal year. As the Company was in a loss position for the years ended December 31, 2023 and 2022, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive given the Company’s net loss.
The computations for basic and diluted loss per share were as follows (in thousands of U.S. Dollars except share and per share data):

	December 31,
	2023	2022
Net loss	(72,726)	(96,274)
Weighted average number of ordinary shares	95,121,390	77,384,133

Basic and diluted net loss per share attributable to ordinary shareholders ($/share)	(0.76)	(1.24)

The following is a summary of the ordinary share equivalents which were excluded from the calculation of diluted net loss per share for the periods indicated in number of potential shares:

	December 31,
	2023	2022
Non-employee warrants	244,693	251,693
Employee warrants	—	—
Stock-options	7,118,691	5,306,569
Restricted stock units	2,095,518	1,618,778
Prefunded warrants	28,276,331	28,276,331
Note 20 Events after the Close of the Fiscal Year
There are no significant events that require adjustments or disclosure in the consolidated financial statements.

F-4
4