Form 10-Q
period 2024-03-31
DBV Technologies S.A.
filed 2024-05-07
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-36697

DBV TECHNOLOGIES S.A.
(Exact name of registrant as specified in its charter)

France	Not applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

177-181 avenue Pierre Brossolette Montrouge 92120 France	N/A
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code +33 1 55 42 78 78

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one-half of one ordinary share, nominal value €0.10 per share	DBVT	The Nasdaq Stock Market LLC
Ordinary shares, nominal value €0.10 per share*	n/a	The Nasdaq Stock Market LLC

*	Not for trading, but only in connection with the registration of the American Depositary Shares.
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
of the Act). Yes ☐ No ☒
As of May 7, 2024, the registrant had 96,434,369

ordinary shares, nominal value €0.10 per share, outstanding including treasury shares.

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
TM
Peanut to the U.S. Food and Drug Administration, or the FDA;

•	the design, timing and anticipated results of interactions with regulatory agencies;

•	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;

•	the sufficiency of existing capital resources;

•	our business model and our other strategic plans for our business, product candidates and technology;

•	our ability to manufacture clinical and commercial supplies of our product candidates and comply with regulatory requirements related to the manufacturing of our product candidates;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize Viaskin Peanut and/or our other product candidates, if approved;

•	the commercialization of our product candidates, if approved;

•	our expectations regarding the potential market size and the size of the patient populations for Viaskin Peanut and/or our other product candidates, if approved, and our ability to serve such markets;

•	the pricing and reimbursement of our product candidates, if approved;

•	the rate and degree of market acceptance of Viaskin Peanut and/or our other product candidates, if approved, by physicians, patients, third-party payors and others in the medical community;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

•	our ability to maintain and establish collaborations or obtain additional funding;

•	our financial performance;

•	developments relating to our competitors and our industry, including competing therapies; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors.”
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
for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC on March 7, 2024. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

Part I - Financial Information
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in thousands, except share and per share data)

		March 31,	December 31,
	Note	2024	2023
Assets
Current assets:
Cash and cash equivalents	3	$101,525	$141,367
Other current assets	4	18,037	17,548

Total current assets		119,562	158,915
Property, plant, and equipment, net		12,913	12,623
Right-of-use assets related to operating leases	5	6,551	5,247
Intangible assets		52	58
Other non-current assets		6,818	6,144

Total non-current assets		26,334	24,071

Total Assets		$145,895	$182,986

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	6	$18,076	$23,302
Short-term operating leases	5	232	1,144
Current contingencies	9	3,153	3,959
Other current liabilities	6	5,023	8,934

Total current liabilities		26,483	37,339

Long-term operating leases	5	6,793	4,526
Non-current contingencies	9	965	935
Other non-current liabilities	6	—	—

Total non-current liabilities		7,758	5,461

Total Liabilities		$34,241	$42,799

Shareholders’ equity:
Ordinary shares, €0.10 par value; 96,434,369 and 96,431,770 shares authorized, and issued as of March 31, 2024 and December 31, 2023, respectively		$10,972	$10,972
Additional paid-in capital		379,426	377,468
Treasury stock, 262,644 and 222,988 ordinary shares as of March 31, 2024 and December 31, 2023, respectively, at cost		(1,325)	(1,263)
Accumulated deficit		(266,207)	(238,862)
Accumulated other comprehensive income		683	742
Accumulated currency translation effect		(11,897)	(8,871)

Total Shareholders’ equity	7	$111,654	$140,187

Total Liabilities and Shareholders’ equity		$145,895	$182,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except share and per share data)

		Three Months Ended March 31,
	Note	2024	2023
Operating income	10	$1,407	$2,194
Operating expenses
Research and development expenses	11	(21,403)	(16,037)
Sales and marketing expenses	11	(758)	(434)
General and administrative expenses	11	(7,804)	(6,889)

Total Operating expenses		(29,964)	(23,359)

Loss from operations		(28,558)	(21,165)

Financial income(expenses)	13	1,261	605

Loss before taxes		(27,297)	(20,561)

Income tax (expense)		(48)	—

Net loss		$(27,345)	$(20,561)

Foreign currency translation differences, net of taxes		(3,026)	3,666
Actuarial gains (losses) on employee benefits, net of taxes		(59)	(82)

Total comprehensive loss		$(30,429)	$(16,977)

Basic/diluted Net loss per share attributable to shareholders	15	$(0.28)	$(0.22)
Weighted average shares outstanding used in computing per share amounts:		96,176,057	93,970,598
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

		Three Months Ended March 31,
	Notes	2024	2023
Net loss for the period		$(27,345)	$(20,561)
Adjustments to reconcile net loss to net cash flow provided by (used in) operating activities:
Depreciation, amortization and accrued contingencies		53	(228)
Retirement pension obligations		(8)	(35)
Expenses related to share-based payments	8	1,958	1,632
Other elements		—	—
Changes in operating assets and liabilities:
Decrease (increase) in other current assets		(835)	(3,098)
(Decrease) increase in trade payables		(4,805)	4,478
(Decrease) increase in other current and non-current liabilities		(3,765)	(2,989)
Change in operating lease liabilities and right of use assets		56	(42)
Net cash flow provided by (used in) operating activities		(34,692)	(20,841)

Cash flows provided by (used in) investing activities:
Acquisitions of property, plant, and equipment		(1,335)	(111)
Proceeds from property, plant, and equipment dispositions		—	—
Acquisitions of non-current financial assets		(858)	—
Proceeds from non-current financial assets dispositions		62	153

Net cash flows provided by (used in) investing activities		(2,132)	42

Cash flows provided by (used in) financing activities:
(Decrease) increase in conditional advances		—	—
Treasury shares		(62)	(14)

Net cash flows provided by (used in) financing activities		(62)	(14)

Effect of exchange rate changes on cash and cash equivalents		(2,957)	3,909

Net increase (decrease) in cash and cash equivalents		(39,842)	(16,905)

Net Cash and cash equivalents at the beginning of the period		141,367	209,194

Net cash and cash equivalents at the end of the period	3	$101,525	$192,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in th
ousands, except share
and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2023	94,137,145	$10,720	$458,221	$(1,109)	$(259,578)	$781	$(14,581)	$194,453
Net (loss)	—	—	—	—	(20,561)	—	—	(20,561)
Other comprehensive income (loss)	—	—	—	—	—	(82)	3,666	3,584
Issuance of ordinary shares	10 174	1	(1)	—	—	—	—	—
Treasury shares	—	—	—	(14)	—	—	—	(14)
Share-based payments	—	—	1,632	—	—	—	—	1,632

Balance at March 31, 2023	94,147,319	$10,721	$459,852	$(1,123)	$(280,138)	$698	$(10,915)	$179,094

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2024	96,431,770	$10,972	$377,468	$(1,263)	$(238,862)	$742	$(8,871)	$140,187
Net (loss)	—	—	—	—	(27,345)	—	—	(27,345)
Other comprehensive income (loss)	—	—	—	—	—	(59)	(3,026)	(3,084)
Issuance of ordinary shares	2,599	3	(3)	—	—	—	—	—
Treasury shares	—	—	—	(62)	—	—	—	(62)
Share-based payments	—	—	1,958	—	—	—	—	1,958

Balance at March 31, 2024	96,434,369	$10,972	$379,426	$(1,325)	$(266,207)	$683	$(11,897)	$111,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
Note 1: The Company
Incorporated in 2002 under the laws of France, DBV Technologies S.A. (“DBV Technologies” or the “Company”) is a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin. The Company’s therapeutic approach is based on epicutaneous immunotherapy, or EPIT, a proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin.
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
filed with the SEC on March 7, 2024 (the “Annual Report”). The condensed consolidated statement of financial position as of December 31, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The Company’s critical accounting policies are detailed in the Annual Report. The Company’s critical accounting policies have not changed materially since December 31, 2023.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. However, these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the results of the interim period. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2024, or any other future period.
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
On an
on-going
basis, management evaluates its estimates, primarily those related to: (1) evaluation of costs and measure of progress of wind-down activities resulting from the termination of the collaboration agreement with Nestlé Health Science, (2) research tax credits, (3) assumptions used in the valuation of right of use assets—operating lease, (4) impairment of right-of-use
assets related to leases and property, plant and equipment, (5) recoverability of the Company’s net deferred tax assets and related valuation allowance, (6) assumptions used in the valuation model to determine the fair value and vesting conditions of share-based compensation plan, (7) estimate of contingencies
,
and (8) estimate of employee benefits obligations.
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
Following receipt of a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) in connection with its BLA for Viaskin Peanut, in August 2020, the Company scaled down its other clinical programs and pre-clinical
spend to focus on Viaskin Peanut. The Company also initiated a global restructuring plan in June 2020 to provide operational latitude to progress the clinical development and regulatory review of Viaskin Peanut in the United States and European Union.

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
In September 2022, after announcing the initiation of the VITESSE clinical trial, the Company received a partial clinical hold letter from the FDA on its VITESSE Phase 3 clinical study. Within the FDA’s communication, the modifications address design elements, including the statistical analysis of adhesion, minimum daily wear time and technical alignments in methods of categorizing data, to meet study objectives as well as the total number of trial participants on active treatment.
On December 23, 2022, the Company announced the FDA lifted the partial clinical hold and confirmed the Company satisfactorily addressed all clinical hold issues. The FDA stated that the VITESSE phase 3 clinical study may proceed with the revised trial protocol. On March 7, 2023, the Company announced that the first patient was screened in the VITESSE study. Screening of the last patient is anticipated by Q3 2024.
The company has incurred operating losses and negative cash flows from operations since inception. As of the date of the filing, the Company’s available cash and cash equivalents are not projected to be sufficient to support its operating plan for at least the next 12 months. As such, there is substantial doubt regarding the Company’s ability to continue as a going concern.
Based on our current operations, as well as our plans and assumptions, we expect that our balance of cash and cash equivalents of $101.5 million as of March 31, 2024 will be sufficient to fund our operations until December 31, 2024.
The Company intends to seek additional capital as it prepares for the launch of Viaskin Peanut, if approved, and continues other research and development efforts. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. These capital requirements are expected to be funded through debt and equity offerings prior to December 31, 2024. The Company may seek to finance its future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive
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
These Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company was unable to continue as a going concern.
Accounting Pronouncements recently adopted
There have been no recently issued accounting standards adopted during the period which had a material impact on the Company’s financial statements.
There are no recently issued accounting standards that are expected to have a material impact on our results of operations, financial condition, or cash flows.
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
Note 2: Significant Events and Transactions
Clinical programs
United States Regulatory History and Current Status
In January 2021, the Company received written responses from the FDA to questions provided in the Type A meeting request the Company submitted in October 2020 following receipt of
the Complete Response Letter. The FDA agreed with its position that a modified Viaskin Peanut patch should not be considered as a new product entity provided the occlusion chamber of the current Viaskin Peanut patch and the peanut protein dose of 250 µg (approximately 1/1000 of one peanut) remains unchanged and performs in the same way it has performed previously. In order to confirm the consistency of efficacy data between the existing and a modified patch, the
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
In March 2021, the Company commenced CHAMP (Comparison of adHesion Among Modified Patches), a Phase 1 trial in healthy adult volunteers to evaluate the adhesion of five modified Viaskin Peanut patches. The Company completed CHAMP in the second quarter of 2021. All modified Viaskin Peanut patches demonstrated better adhesion performance as compared to the then-current Viaskin Peanut patch, and the Company then selected two modified patches that performed the best out of the five modified patches studied for further development. The Company then selected the circular patch for further development, which is larger in size relative to the current patch and circular in shape.
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
On December 23, 2022, the Company announced the FDA lifted the partial clinical hold and confirmed the Company satisfactorily addressed all clinical hold issues. The FDA stated that VITESSE phase 3 clinical study may proceed with the revised trial protocol.
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
On March 7, 2023, the Company announced that the first patient was screened in the VITESSE study. Screening of the last patient is anticipated by the third quarter of 2024.
On April 19, 2023, the Company outlined the regulatory pathway for Viaskin Peanut in children
1-3
years old after the FDA confirmed that the Company’s Phase 3 EPITOPE study meets the pre-specified
criteria for success for the primary endpoint, not requesting any additional efficacy study. The FDA required additional safety data to augment the safety data collected from EPITOPE in support of a BLA.
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
The Company submitted the protocol for its COMFORT Toddlers supplemental safety study in 1-through-3-year-olds to FDA on November 9, 2023, and the Company and FDA are still engaged in ongoing dialogue related to the program.
Viaskin Peanut for children ages
4-11—
European Union Regulatory History and Current Status
On August 2, 2021, the Company announced it received from the European Medicines Agency (EMA) the Day 180 list of outstanding issues, which is an established part of the prescribed EMA review process. It is a letter that is meant to include any remaining questions or objections at that stage in the process. The EMA indicated many of their objections and major objections from the Day 120 list of questions had been answered. One major objection remained at Day 180. The Major Objection questioned the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study.
On December 20, 2021, the Company announced it withdrew the Marketing Authorization Application (MAA) for Viaskin Peanut and formally notified the EMA of our decision. The initial filing was supported by data from a single, placebo-controlled Phase 3 pivotal trial known as PEPITES
(V712-301).
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
Viaskin Peanut for children ages
1-3
In June 2020, the Company announced that in Part A of the EPITOPE phase 3 clinical study, subjects in both treatment arms showed consistent treatment effects after 12 months of therapy, as assessed by a double-blind placebo-controlled food challenge and biomarker results. Part A subjects were not included in Part B and the efficacy analyses from Part A were not statistically powered to demonstrate superiority of either dose versus placebo. These results validate the ongoing investigation of the 250 µg dose in this age group, which is the dose being studied in Part B of the EPITOPE phase 3 clinical study. Enrollment for Part B of EPITOPE was completed in the first quarter of 2021.

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
On April 19, 2023, the Company outlined the regulatory pathway for Viaskin Peanut in children
1-3
years old after the FDA confirmed that the Company’s Phase 3 EPITOPE study meets the pre-specified
criteria for success for the primary endpoint, not requesting any additional efficacy study. The FDA requires additional safety data to augment the safety data collected from EPITOPE in support of a BLA. This new safety study will also generate patch adhesion data and will include updated instructions for use.
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
The Company submitted the protocol for its COMFORT Toddlers supplemental safety study in 1-through-3-year-olds to FDA on November 9, 2023, and the Company and FDA are still engaged in ongoing dialogue related to the program.
Viaskin Peanut for Children ages
4-7
On September 7, 2022, the Company announced the initiation of VITESSE, a new Phase 3 pivotal study of the modified Viaskin Peanut (mVP) patch in children ages
4-7
years with peanut allergy.
The Company
defined initiation as the submission of the trial protocol to selected study sites for subsequent Institutional Review Board (IRB)/Ethics Committee (EC) approval.
On September 21, 2022, the Company announced we had received feedback from the FDA in the form of a partial clinical hold on VITESSE. In the partial clinical hold letter, the FDA specified changes to elements of the VITESSE protocol, acknowledging the intent for the trial to support a future BLA submission. In the following months, the Company
engaged with the FDA to address the feedback provided in the partial clinical hold letter and to finalize the VITESSE protocol. In addition, the Company
continued internal preparations for VITESSE and conducted certain site assessment and start-up
activities for prompt study launch once the partial clinical hold was lifted.
On December 23, 2022, the Company announced the FDA lifted the partial clinical hold and confirmed we satisfactorily addressed all clinical hold issues. The FDA stated that VITESSE may proceed with the revised trial protocol.
On March 7, 2023, the Company announced that the first patient was screened in the VITESSE trial. Screening of the last patient is anticipated by the third quarter of
2024.
In July 2023, the Company received Type C Meeting Written Responses from the FDA regarding key study design elements for COMFORT Children. In summary, there was an agreement with the Agency that COMFORT Children will be a Double-Blind, Placebo-Controlled study involving approximately 270 children, randomized at a 3:1 ratio (active to placebo). Participation will not necessitate a food challenge, and patch adhesion data will be generated using the same approach as previously agreed upon with the FDA for the VITESSE phase 3 study.
Subsequently, in October 2023, the Company received feedback from the FDA addressing the remaining protocol design elements for COMFORT Children. This feedback included language simplification for how Viaskin should be used. Furthermore, the key inclusion criteria for the COMFORT Children study will be based on a physician-diagnosed peanut allergy, peanut-specific IgE and a Skin Prick Test (with no requirement for a DBPCFC). The revised protocol design of the safety study was submitted to the FDA in Q4 2023. COMFORT Children is anticipated to be initiated towards the end of VITESSE enrollment. The Company intends that enrollment of the COMFORT Children safety study will be strategically timed to avoid competition with the VITESSE study for the same subjects.
Legal Proceedings
From time to time, the Company may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The Company is not currently subject to any material legal proceedings.
Note 3: Cash and Cash Equivalents
The following tables summarize the cash and cash equivalents as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Cash	15,725	10,530
Cash equivalents	85,800	130,836

Total cash and cash equivalents as reported in the statements of financial position	101,525	141,367

	March 31,	December 31,
	2024	2023
Bank overdrafts	—	—

Total cash and cash equivalents as reported in the statements of cash flows	101,525	141,367
Cash equivalents are immediately convertible into cash at no or insignificant cost, on
demand. They are measured using level 1 fair value measurements.
Note 4
:
Other Current Assets
Other current assets consisted of the following:

	March 31,	December 31,
	2024	2023
Research tax credit	10,066	8,857
Other tax claims	5,725	5,236
Prepaid expenses	1,727	2,103
Other receivables	518	1,353

Total	18,037	17,548

Research tax credit
The variance in Research Tax Credit is presented as follows:

Amount in thousands of US Dollars
Opening research tax credit receivable as of January 1, 2024	8,857
+ Operating revenue	1,407
- Payment received	—
- Adjustment and currency translation effect	(198)

Closing research tax credit receivable as of March 31, 2024	10,066

Of which - Non-current portion	—
Of which - Current portion	10,066
The other tax claims are primarily related to the VAT as well as the reimbursement of VAT that has been requested. Prepaid expenses are comprised primarily of insurance expenses, as well as legal and scientific consulting fees. Prepaid expenses also include upfront payments which are recognized over the term of the ongoing clinical studies.

Note 5
:
Lease contracts
Future minimum lease payments under the Company’s operating
leas
es’ right of use as of March 31, 2024 and December 31, 2023, are as follows:

	March 31, 2024			December 31, 2023
	Real estate	Other assets	Total	Real estate	Other assets	Total
Current portion	344	61	405	1,205	71	1,275
Year 2	1,014	—	1,014	65	11	75
Year 3	1,259	—	1,259	421	—	421
Thereafter	6,256	—	6,256	5,515	—	5,515

Total minimum lease payments	8,873	61	8,934	7,205	81	7,295
Less: Effects of discounting	(1,902)	(7)	(1,909)	(1,617)	(9)	(1,626)

Present value of operating lease	6,971	54	7,025	5 ,588	73	5,670
Less: current portion	(178)	(54)	(232)	(1,072)	(72)	(1,144)

Long-term operating lease	6,793	—	6,793	4,516	1	4,526

Weighted average remaining lease term (years)	7.52	0.01		7.95	—
Weighted average discount rate	5.00%	0.03%		4.53%	2.50%
The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the condensed consolidated statement of operations and comprehensive loss was:

	March 31,
	2024	2023
Operating lease expense / (income)	586	446
Net termination impact	(12)	(81)
Supplemental cash flow information related to operating leases is as follows for the period March 31, 2024 and 2023:

	March 31
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	501	496
Note 6: Trade Payables and Other Liabilities
6.1 Trade Payables
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each fiscal period presented.
6.2 Other Current Liabilities
The following tables summarize the other current liabilities as of March 31, 2024 and December 31, 2023:

	March 31			December 31,
	2024			2023
	Other current liabilities	Other non- current liabilities	Total	Other current liabilities	Other non- current liabilities	Total
Employee related liabilities	4,629	—	4,629	7,828	—	7,828
Tax liabilities	180	—	180	223	—	223
Other debts	214	—	214	883	—	883

Total	5,023	—	5,023	8,934	—	8,934

The Employee related liabilities include short-term debt to employees including social welfare and tax agency obligations as of March 31, 2024. The Employee related liabilities included short-term debt to employees including social welfare, tax agency obligations and bonus provision (paid during first quarter 2024)
as
of December 31, 2023.
Note 7: Shareholders’ equity
The share capital as of March 31, 2024 is set at the sum of €9,643,437 ($10,972 thousands converted at historical rates). It is divided into 96,434,369 fully authorized, subscribed and paid-up
ordinary
shares with a par value of €0.10.
Note 8: Share-Based Payments
The Board of Directors has been authorized by the Shareholders General Meeting to grant restricted stock units (“RSU”), stock options (“SO”) and non-employee
warrants (
Bons de Souscription d’Actions
or “BSA”).
During the three months ended March 31, 2024, the Company granted 262,000 stock options and 59,000 restricted stock units to employees.
There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 12 to the consolidated financial statements included in the Annual Report.

Change in Number of BSA/SO/RSU:

	Number of outstanding
	BSA	SO	RSUs
Balance as of December 31, 2023	244,693	7,129,541	2,021,370
Granted during the period	—	262,000	59,000
Forfeited during the period	—	3,525	13,738
Exercised/released duri n g the period	—	—	2,598
Expired during the period	—	—	—

Balance as of March 31, 2024	244,693	7,388,016	2,064,035

Share-based payments expenses reflected in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2024		2023
Research & development	SO	(513)	(429)
	RSU	(256)	(258)
Sales & marketing	SO	(23)	(27)
	RSU	(9)	(8)
General & administrative	SO	(1,030)	(797)
	RSU	(126)	(113)

Total share-based compensation (expense)		(1,958)	(1,632)

The $0.3 million increase in share-based compensation expenses is notably due to the increase of number of ordinary share equivalents granted in 2023 impacting the three months ended March 31, 2024, in comparison to the number granted in 2022 impacting the three months ended March 31, 2023.
Note 9: Contingencies
The following tables summarize the contingencies as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Current contingencies	3,153	3,959
Non-current contingencies	965	935

Total contingencies	4,118	4,894

The changes in contingencies are as follows:

	Pension retirement obligations	Other contingencies	Total
At January 1, 2024	935	3,959	4,894
Increases in liabilities	—	—	—
Used liabilities	—	(723)	(723)
Reversals of unused liabilities	(8)	—	(8)
Net interest related to employee benefits, and unwinding of discount	—	—	—
Actuarial gains and losses on defined-benefit plans	59	—	59
Currency translation effect	(20)	(82)	(103)

At March 31, 2024	965	3,153	4,118

	Pension retirement obligations	Other contingencies	Total
Of which Current	—	3,153	3,153
Of which Non-current	965	—	965
In May 2016, the Company entered into a Development Collaboration and License Agreement (the “Collaboration Agreement”) with Société des Produits Nestlé S.A. (formerly NESTEC S.A.) (“NESTEC”) under which the Company was responsible for leading the development activities of MAG1C up through a pivotal phase 3 clinical program.
On October 30, 2023, the Company signed and NESTEC entered into a Mutual Termination Letter Agreement terminating the Collaboration Agreement.
As of March 31, 2024, the accrual for ongoing Clinical study completion totals $1.3 million (vs. $2.3 million as of December 31, 2023) representing our best estimate of the remaining expenses related to the ongoing clinical study.
The Company does not hold any plan assets related to long-term employee benefit for any of the periods presented. There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 14 to the consolidated financial statements included in the Annual Report.
Note 10: Operating income
The following table summarizes the operating income during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Research tax credit	1,407	1,765
Other operating income	—	429

Total	1,407	2,194

As of March 31, 2023, other income were recorded according the Collaboration Agreement between the Company and NESTEC.
On October 30, 2023, the Company and NESTEC entered into a Mutual Termination Letter Agreement terminating the Collaboration Agreement, explaining the lack of other income as of March 31, 2024.
Note 11: Operating expenses
The Company had an average of 105 employees during the three months ended March 31, 2024, in comparison with an average of 87 employees during the three months ended March 31, 2023. This increase is mainly due to hiring to support clinical development activities related to ongoing and anticipated clinical trials and to support quality activities.
The following table summarizes the allocation of personnel expenses by function during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Research and Development expenses	5,048	4,006
Sales and Marketing expenses	334	165
General and Administrative expenses	3,236	3,100

Total personnel expenses	8,618	7,272

The following table summarizes the allocation of personnel expenses by nature during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Wages and salaries	5,144	4,438
Social security contributions	1,207	699
Expenses for pension commitments	309	258
Employer contribution to bonus shares	—	244
Share-based payments	1,958	1,632

Total	8,618	7,272

The increase in personnel expenses is mainly due to the recruitment of US employees.
Note 12: Financial income (expense)
Our financial income was $1.3 million for the three months ended March 31, 2024, compared to $0.6 million for the three months
ended March 31, 2023. This item mainly includes the financial income on our financial assets.
Note 13: Commitments
There has been no significant change in other commitments from those disclosed in Note 17 to the consolidated financial statements included in the Annual Report.
Note 14: Relationships with Related Parties
There were no new significant related-party transactions during the period nor any change in the nature of the transactions from those described in Note 18 to the consolidated financial statements included in the Annual Report.
Note 15: Loss Per Share
Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the three months ended March 31, 2024 and 2023, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive as a result of the Company’s net loss.
The following is a summary of the ordinary share equivalents that were excluded from the calculation of diluted net loss per share for each of the three months ended March 31, 2024 and 2023 indicated in number of potential shares:

	Three Months Ended March 31,
	2024	2023
Non-employee warrants	244,693	251,693
Stock options	7,388,016	5,318,569
Restricted stock units	2,064,035	1,583,938
Prefunded warrants	28,276,331	28,276,331
Note 16: Events after the Close of the Period
The Company evaluated subsequent events that occurred after March 31, 2024, through the date the condensed consolidated financial statements were issued after their approval by the Board of Directors on May 7, 2024 and determined that there are no significant events that require adjustments or disclosure in such condensed consolidated financial statements.
On April 22, 2024, the Company moved its headquarters to 107 Avenue de la République in Châtillon in France, which is subject to ratification by the shareholders of the Company at the annual general meeting on May 16, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Report and with our audited financial statements and related notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 7, 2024, or the Annual Report. This discussion and other parts of this Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause such differences are discussed in the section of this Report titled “Special Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in the Annual Report.

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

Business trends and Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations, derived from our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. Dollars, for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024	2023	$ change	% change
Operating income	$1,407	$2,194	(787)	(36%)
Operating expenses
Research and development expenses	(21,403)	(16,037)	(5,366)	33%
Sales and marketing expenses	(758)	(434)	(324)	75%
General and administrative expenses	(7,804)	(6,889)	(915)	13%

Total Operating expenses	(29,964)	(23,359)	(6,605)	28%

Financial income	1,261	605	656	108%

Income tax	(48)	—	(48)	—

Net loss	$(27,345)	$(20,561)	(6,785)	33%

Basic/diluted Net loss per share attributable to shareholders	$(0.28)	$(0.22)

Operating Income

The following table summarizes our operating income during the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		$ change	% change
	2024	2023
Sales	—	—	—	—
Other income	1,407	2,194	(787)	(36%)
Research tax credit	1,407	1,765	(358)	(20)%
Other operating income	—	429	(429)	(100%)

Total operating income	1,407	2,194	(787)	(36%)

Until the end of 2023, our operating income was composed of both the French research tax credit (Crédit d’Impôt Recherche, or “CIR”) and the revenue recognized under the Collaboration Agreement with NESTEC. Following the termination of the Collaboration Agreement on October 30, 2023, our operating income is now exclusively generated by the French research tax credit.

Operating Expenses

Since inception, our operating expenses have consisted primarily of research and development activities, and to a lower extent general and administration sales and marketing activities.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Research and Development expenses	2024	2023	$ change	% change
External clinical-related expenses	14,026	10,471	3,555	34%
Employee-related costs	4,278	3,319	959	29%
Share-based payment expenses	770	687	83	12%
Depreciation, amortization and other costs	2,329	1,559	770	69%

Total Research and Development expenses	21,403	16,037	5,366	33%

Research and Development expenses increased by $5.4 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the increase in external clinical-related expenses for $3.6 million, driven by progress on patient enrollment in VITESSE Phase 3 clinical trial.

Employee-related costs, excluding share-based payments, increased by $1.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the recruitment of employees to support research and development activities mainly on the VITESSE trial.

Sales and Marketing expenses

The following table summarizes our sales and marketing expenses incurred during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		$ change	% change
Sales and Marketing expenses	2024	2023
Personnel expenses (incl. share-based payment expenses)	334	165	169	102%
External professional services and other costs	424	269	155	58%

Total Sales and Marketing expenses	758	434	324	75%

Sales and marketing expenses have increased by $0.3 million during the three months ended March 31, 2024, compared the three months ended March 31, 2023 to support pre-commercialization activities for Viaskin Peanut in North America.

General and Administrative expenses

The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		$ change	% change
General and Administrative expenses	2024	2023
External professional services	2,433	1,706	726	43%
Employee-related costs	2,080	2,190	(111)	(5%)
Share-based payment expenses	1,157	910	247	27%
Depreciation, amortization and other costs	2,135	2,082	53	3%

Total General and Administrative expenses	7,804	6,889	915	13%

General and Administrative expenses increased by $0.9 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 as a result of external professional services incurred to prepare financing activities as well to perform recruitments.

Financial income (expense)

Our financial income was $1.3 million for the three months ended March 31, 2024, compared to a financial income of $0.6 million for the three months ended March 31, 2023. This item mainly includes the financial income on our financial assets.

This item mainly includes the financial income on our financial assets, reflecting the rise of Euro short term monetary rates between 2023-Q1 (€STER = 1.89% on December 31, 2022) and 2024-Q1 (€STER = 3.88% on December 31, 2023), where our excess cash is invested.

Income tax

Our income tax profit for the three months ended March 31, 2024 was $48 thousand. We did not have any income tax profit or expense for the three months ended March 31, 2023.

Net loss

Net loss was $27.3 million for the three months ended March 31, 2024, compared to $20.6 million for the three months ended March 31, 2023. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.28 and $0.22 for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Financial Condition

On March 31, 2024, we had $101.5 million in cash and cash equivalents compared to $141.4 million of cash and cash equivalents on December 31, 2023. Based on its current operations, plans and assumptions, the Company expects that its balance of cash and cash equivalents will be sufficient to fund its operations until December 31, 2024.

As of the date of filing, our available cash is not projected to be sufficient to support our operating plan for at least the next 12 months. As such, there is substantial doubt regarding our ability to continue as a going concern.

We have incurred operating losses and negative cash flows from operations since our inception. Net cash used for operating activities was $34.7 million and $20.8 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, we recorded a net loss of $27.3 million. Our net cash flows provided by financing activities was $(0.1) million during the three months ended March 31, 2024 compared to a nil amount during the three months ended March 31, 2023. Our net cash flows used in investing activities was $(2.1) million during the three months ended March 31, 2024, including revamping of the new headquarter for $(1.3) million, compared to $(0.1) million during the three months ended March 31, 2023.

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

Operating leases

At the date of filing, our corporate headquarters are located in Châtillon, France. Our principal offices occupy a 2,447 square meter facility, pursuant to a lease agreement dated November, 2023 and represents a $4.5 million cash requirement as of March 31, 2024 until March, 2033. The move of the corporate headquarters to Châtillon, France is subject to ratification by the shareholders of the Company at the annual general meeting on May 16, 2024.

The lease agreement for the office occupying 4,470 square meter facility in Montrouge, France, signed on March 3, 2015, with an effective date of August 1, 2025, expires on May, 2024. Associated lease termination costs were reflected in the Company’s financial accounts in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024.

At the date of filing, our primary U.S. office is located in Warren, New Jersey. In February 2024, we entered into a sublease agreement, commencing on March 19, 2024 and effective for 70 months, for an office of 16,704 square feet in Warren, New Jersey. The Warren office represent a $1.8 million cash requirement as of March 31, 2024 which expires December 31, 2029.

We also have facilities in North America that were intended to support our U.S. operations. We lease 5,799 square feet in Basking Ridge, New Jersey, which commenced on April 1, 2022 and is effective for 38 months.

The Company transitioned to its new offices location in Warren NJ and Châtillon France over the end of the first quarter of 2024. Leases from prior offices located in Basking Ridge NJ and Montrouge, France offices were still active at the time of filing.

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

Summary Statement of Cash Flows

The table below summarizes our sources and uses of cash for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
(Amounts in thousands of U.S. Dollars)	2024	2023	$ change	% of change
Net cash flow provided by (used in) operating activities	(34,692)	(20,841)	(13,851)	66%
Net cash flow provided by (used in) investing activities	(2,132)	42	(2,174)	(5,176%)
Net cash flow provided by (used in) financing activities	(62)	(14)	(47)	328%
Effect of exchange rate changes on cash and cash equivalents	(2,957)	3,909	(6,866)	(176%)

Net (decrease) increase in cash and cash equivalents	(39,842)	(16,905)	(22,937)	136%

Operating Activities

Our net cash flows used in operating activities were $34.7 million and $20.8 million during the three months ended March 31, 2024 and 2023, respectively. The variance of $13.9 million is mainly driven by the increase in (1) external clinical-related expenses by $3.7 million, (2) R&D activities to support clinical trials progress through Regulatory Affairs, Medical Affairs, Manufacturing platform and Supply activities by $6.4 million and (3) internal employees’ compensation increase by $2.5 million with 18 additional employees.

Investing Activities

Our net cash flows used in investing activities was $(2.1) million during the three months ended March 31, 2024, including revamping of the new offices in Châtillon, France for $(1.3) million, compared to $(0.1) million during the three months ended March 31, 2023.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on its evaluation as of March 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – Other information
Item 1. Legal Proceedings
See “Note 2: Significant Events and Transactions – Legal Proceedings” in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2024, we issued the following unregistered securities:

•	On March 23, 2024, the issuance of an aggregate of 2,599 ordinary shares to US and non-US employees upon settlement of RSUs.;
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of the Company’s securities.

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

DBV Technologies S.A.
(Registrant)

Date: May 7, 2024	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Virginie Boucinha
Virginie Boucinha
Chief Financial Officer
(Principal Financial and Accounting Officer)