Form 10-Q
period 2024-06-30
DBV Technologies S.A.
filed 2024-07-30
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number 001-36697

DBV TECHNOLOGIES S.A.
(Exact name of registrant as specified in its charter)

France	Not applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

107 Av. de la République 92320 Châtillon	N/A
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code +33 1 55 42 78 78
177-181
avenue Pierre Brossolette
Montrouge, 92120 France
(former address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one ordinary share, nominal value €0.10 per share	DBVT	The Nasdaq Stock Market LLC
Ordinary shares, nominal value €0.10 per share*	n/a	The Nasdaq Stock Market LLC

*	Not for trading, but only in connection with the registration of the American Depositary Shares.
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
of the Act). ☐ Yes ☒ No
As of July 30, 2024, the registrant had 96,498,927 ordinary shares, nominal value €0.10 per share, outstanding including treasury shares.

Unless the context otherwise requires, we use the terms “DBV”, “DBV Technologies,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q, or Quarterly Report, to refer to DBV Technologies S.A. and, where appropriate, its consolidated subsidiaries. “Viaskin®”, “EPIT™” and our other registered and common law trade names, trademarks and service marks are the property of DBV Technologies S.A. or our subsidiaries. All other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

•

our expectations regarding the timing or likelihood of regulatory filings and approvals, including with respect to our anticipated re-submission of a Biologics License Application, or a BLA, for Viaskin Peanut to the U.S. Food and Drug Administration, or the FDA;

•	the timing and anticipated results of interactions with regulatory agencies;

•	the design, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;

•	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;

•	the sufficiency of existing capital resources;

•	our business model and our other strategic plans for our business, product candidates and technology;

•	our ability to manufacture clinical and commercial supplies of our product candidates and comply with regulatory requirements related to the manufacturing of our product candidates;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize Viaskin Peanut and/or our other product candidates, if approved;

•	the commercialization of our product candidates, if approved;

•	our expectations regarding the potential market size and the size of the patient populations for Viaskin Peanut and/or our other product candidates, if approved, and our ability to serve such markets;

•	the pricing and reimbursement of our product candidates, if approved;

•	the rate and degree of market acceptance of Viaskin Peanut and/or our other product candidates, if approved, by physicians, patients, third-party payors and others in the medical community;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

•	our ability to maintain and establish collaborations or obtain additional funding;

•	our financial performance;

•	developments relating to our competitors and our industry, including competing therapies; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC, on March 7, 2024. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
DBV Technologies
S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in thousands, except share and per share data)

	Note	June 30, 2024	December 31, 2023
Assets
Current assets :
Cash and cash equivalents	3	66,213	141,367
Other current assets	4	23,745	17,548

Total current assets		89,958	158,915
Property, plant, and equipment, net		12,874	12,623
Right-of-use assets related to operating leases	5	5,959	5,247
Intangible assets		46	58
Other non-current assets		5,353	6,144

Total non-current assets		24,232	24,071

Total Assets		114,190	182,986

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	6	19,818	23,302
Short-term operating leases	5	380	1,144
Current contingencies	9	1,023	3,959
Other current liabilities	6	6,160	8,934

Total current liabilities		27,381	37,339

Long-term operating leases	5	6,783	4,526
Non-current contingencies	9	931	935
Other non-current liabilities	6	—	—

Total non-current liabilities		7,714	5,461

Total Liabilities		35,095	42,799

Shareholders’ equity :
Ordinary shares, €0.10 par value; 96,493,078 and 96,431,770 shares authorized, and issued as at June 30, 2024 and December 31, 2023, respectively		10,978	10,972
Additional paid-in capital		314,513	377,468
Treasury stock 303,744, and 222,988 ordinary shares as of June 30, 2024 and December 31, 2023, respectively, at cost		(1,358)	(1,263)
Accumulated deficit		(232,890)	(238,862)
Accumulated other comprehensive income		750	742
Accumulated currency translation effect		(12,898)	(8,871)

Total Shareholders’ equity	7	79,095	140,187

Total Liabilities and Shareholder’s equity		114,190	182,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive
Los
s (unaudited)
(amounts in thousands, except sh
ar
e and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2024	2023	2024	2023
Operating income	10	1,161	2,288	2,568	4,482
Operating expenses	11
Research and development expenses		(25,374)	(17,616)	(46,777)	(33,653)
Sales and marketing expenses		(986)	(516)	(1,744)	(950)
General and administrative expenses		(8,643)	(9,231)	(16,447)	(16,120)

Total Operating expenses		(35,003)	(27,364)	(64,968)	(50,723)

Loss from operations		(33,842)	(25,076)	(62,400)	(46,242)

Financial income (expenses)		726	846	1,986	1,450

Loss before taxes		(33,116)	(24,230)	(60,413)	(44,791)

Income tax (expense)		—	(13)	(48)	(13)

Net loss		(33,116)	(24,243)	(60,461)	(44,804)

Foreign currency translation differences, net of taxes		(1,001)	(221)	(4,027)	3,445
Actuarial gains (losses) on employee benefits, net of taxes		67	(10)	8	(92)

Total comprehensive loss		(34,051)	(24,475)	(64,480)	(41,452)

Basic/diluted Net loss per share attributable to shareholders	14	(0.34)	(0.26)	(0.63)	(0.48)
Weighted average shares outstanding used in computing per share amounts:		96,170,285	94,324,889	96,179,388	94,150,141
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

		Six Months Ended June 30,
	Notes	2024	2023
Net loss for the period		(60,461)	(44,804)
Adjustments to reconcile net loss to net cash flow provided by (used in) operating activities:
Depreciation, amortization and accrued contingencies		(1,411)	369
Retirement pension obligations		33	11
Expenses related to share-based payments	8	3,483	3,446
Other elements		—	23
Changes in operating assets and liabilities:
Decrease (increase) in other current assets		(5,983)	(6,481)
(Decrease) increase in trade payables		(3,045)	3,419
(Decrease) increase in other current and non-current liabilities		(2,577)	(2,913)
Change in operating lease liabilities and right of use assets		197	535
Net cash flow provided by (used in) operating activities		(69,765)	(46,394)
Cash flows provided by (used in) investing activities :
Acquisitions of property, plant, and equipment		(2,067)	(275)
Proceeds from property, plant, and equipment dispositions		—	—
Acquisitions of non-current financial assets		—	(27)
Proceeds of non-current financial assets dispositions		626	4

Net cash flows provided by (used in) investing activities		(1,441)	(299)
Cash flows provided by (used in) financing activities :
(Decrease) increase in conditional advances		—	—
Treasury shares		(95)	27
Capital increases, net of transaction costs		—	7,766

Net cash flows provided by (used in) financing activities		(95)	7,793

Effect of exchange rate changes on cash and cash equivalents		(3,853)	3,668

Net increase (decrease) in cash and cash equivalents		(75,154)	(35,232)

Net Cash and cash equivalents at the beginning of the period		141,367	209,194

Net cash and cash equivalents at the end of the period	3	66,213	173,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2023	94,137,145	10,720	458,221	(1,109)	(259,578)	781	(14,581)	194,453
Net (loss)	—	—	—	—	(20,561)	—	—	(20,561)
Other comprehensive income (loss)	—	—	—	—	—	(82)	3,666	3,584
Issuance of ordinary shares	10,174	1	(1)	—	—	—	—	—
Treasury shares	—	—	—	(14)	—	—	—	(14)
Share-based payments	—	—	1,632	—	—	—	—	1,632
Other change in equity	—	—	—	—	—	—	—	—

Balance at March 31, 2023	94,147,319	10,721	459,852	(1,123)	(280,138)	698	(10,915)	179,094
Net (loss)	—	—	—	—	(24,243)	—	—	(24,243)
Other comprehensive income (loss)	—	—	—	—	—	(10)	(221)	(232)
Issuance of ordinary shares	2,103,635	231	7,535	—	—	—	—	7,766
Issuance of warrants	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	42	—	—	—	42
Share-based payments	—	—	1,814	—	—	—	—	1,814
Allocation of accumulated net losses	—	—	(93,441)	—	93,441	—	—	—

Balance at June 30, 2023	96,250,954	10,952	375,759	(1,082)	(210,940)	687	(11,136)	164,240

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2024	96,431,770	10,972	377,468	(1,263)	(238,862)	742	(8,871)	140,187
Net (loss)	—	—	—	—	(27,345)	—	—	(27,345)
Other comprehensive income (loss)	—	—	—	—	—	(59)	(3,026)	(3,084)
Issuance of ordinary shares	2,599	—	—	—	—	—	—	—
Treasury shares	—	—	—	(62)	—	—	—	(62)
Share-based payments	—	—	1,958	—	—	—	—	1,958

Balance at March 31, 2024	96,434,369	10,972	379,426	(1,325)	(266,207)	683	(11,897)	111,654
Net (loss)	—	—	—	—	(33,116)	—	—	(33,116)
Other comprehensive income (loss)	—	—	—	—	—	67	(1,001)	(934)
Issuance of ordinary shares	58,709	6	(6)	—	—	—	—	—
Treasury shares	—	—	—	(33)	—	—	—	(33)
Share-based payments	—	—	1,525	—	—	—	—	1,525
Allocation of accumulated net losses	—	—	(66,433)	—	66,433	—	—	—

Balance at June 30, 2024	96,493,078	10,978	314,513	(1,358)	(232,890)	750	(12,898)	79,095
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
Basis of Presentation
The condensed consolidated financial statements of the Company and its wholly-owned subsidiaries are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and are presented in
U.S. dollars
. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated on consolidation.
The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on
Form 10-K
filed with the SEC on March 7, 2024 (the “ Annual Report”). The condensed consolidated statement of financial position as of December 31, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The Company’s critical accounting policies are detailed in the Annual Report. The Company’s critical accounting policies have not changed materially since December 31, 2023.
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
The Company has incurred operating losses and negative cash flows from operations since inception. As of the date of the filing, our available cash and cash equivalents are not projected to be sufficient to support our operating plan for at least the next 12 months. As such, there is substantial doubt regarding our ability to continue as a going concern.
Based on our current operations, as well as our plans and assumptions, we expect that our balance of cash and cash equivalents of $66.2 million as of June 30, 2024 will be sufficient to fund our operations into the first quarter 2025.
The Company intends to seek additional capital as it prepares for the launch of Viaskin Peanut, if approved, and continues other research and development efforts. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. These capital requirements are expected to be funded through debt and equity offerings. The Company may seek to finance its future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive
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
Note 2: Significant Events and Transactions
Clinical programs
United States Regulatory History and Current Status
In August 2020, the Company received a Complete Response Letter, or CRL, in which the FDA indicated it could not approve the Viaskin Peanut BLA in its then-current form. The FDA identified concerns regarding the impact of patch-site adhesion on efficacy and indicated the need for patch modifications, followed by completion of a new human factors study. In addition, the FDA indicated that supplementary clinical data would need to be generated to support the modified patch. Finally, the FDA requested additional Chemistry, Manufacturing and Controls, or CMC, data. The FDA did not raise any safety concerns related to Viaskin Peanut.
In January 2021, the Company received written responses from the FDA to questions provided in the Type A meeting request that the Company submitted in October 2020 following receipt of the CRL. The FDA agreed with the Company’s position that a modified Viaskin Peanut patch should not be considered as a new product entity provided the occlusion chamber of the current Viaskin Peanut patch and the peanut protein dose of 250 µg (approximately 1/1000 of one peanut) remains unchanged and performs in the same way it has performed previously.
In March 2021, the Company commenced CHAMP (Comparison of adHesion Among Modified Patches), a Phase 1 trial in healthy adult volunteers to evaluate the adhesion of five modified Viaskin Peanut patches to confirm consistency of efficacy data between the existing and modified patches. The study was completed in the second quarter of 2021 and the Company selected the circular patch for further development, which is larger in size relative to the current patch and circular in shape. In May 2021, the Company submitted a proposed protocol to the FDA for STAMP (Safety, Tolerability, and Adhesion of Modified Patches), a
6-month
safety and adhesion study. On October 14, 2021, in an Advice/Information Request letter, the FDA requested the Company conduct a stepwise, or sequential, approach to the modified Viaskin patch development program by conducting allergen uptake comparison studies (i.e., ‘EQUAL in Adults’, EQUAL) and submitting the data for FDA review and feedback prior to starting the STAMP study.
After careful review of the FDA’s information requests, the Company decided not to pursue the approach to the development plans for Viaskin Peanut as requested by the FDA. The Company estimated that the FDA’s proposed sequential approach would require at least five rounds of exchanges with the FDA to achieve alignment before initiating STAMP, the
6-month
safety and adhesion study. As such, in December 2021, the Company announced its plan to initiate a pivotal Phase 3 placebo-controlled efficacy trial for a modified Viaskin Peanut patch (mVP) in children in the intended patient population. The Company considered this approach the most straightforward to potentially demonstrate effectiveness, safety, and improved in vivo adhesion of the mVP. Following written exchanges with the FDA, the FDA confirmed it was aligned with the Company’s change in strategy.
On September 7, 2022, the Company announced the initiation of VITESSE, a Phase 3 pivotal study of the mVP in children ages
4-7
years with peanut allergy. On September 21, 2022, the Company announced it received from FDA a partial clinical hold letter related to certain design elements of VITESSE.
On December 23, 2022, the Company announced that the FDA lifted the partial clinical hold. The FDA confirmed the Company satisfactorily addressed all clinical hold issues and the VITESSE phase 3 clinical study could proceed with the revised trial protocol. On March 7, 2023, the Company announced that the first patient was screened in the VITESSE study. Screening of the last subject is anticipated by the end of the third quarter of 2024.
In June 2022, the Company announced positive topline results from Part B of EPITOPE, which enrolled 362 subjects ages
1-3
years, of which 244 and 118 were in the active and placebo arms respectively. Enrollment was balance for age and baseline disease characteristics between the active and placebo treatment ar
m
s.

On April 19, 2023, the Company outlined the regulatory pathway for Viaskin Peanut in children
1-3
years old after the FDA confirmed in written responses to the Company’s
Pre-BLA
meeting request that the Company’s EPITOPE phase 3 study met the pre-specified
criteria for success for the primary endpoint and did not request any additional efficacy study in this age group. The FDA required additional safety data to augment the safety data collected from EPITOPE in support of a BLA.
On July 31, 2023, the Company announced receipt of feedback from FDA on two supplemental safety studies, COMFORT Children and COMFORT Toddlers.
The Company submitted the protocol for its COMFORT Toddlers supplemental safety study in
1-through-3-year-olds
to FDA on November 9, 2023. The Company received comments and queries to the protocol from the FDA on March 11, 2024. Since March, the Company and the FDA have been engaged in ongoing dialogue related to the program. Much of the ongoing dialogue has focused on patch wear-time experience. To address the FDA’s protocol queries, the Company submitted to the FDA on June 28, 2024, a proposed labeling approach, informed by the EPITOPE efficacy data. The proposed labeling approach focuses on the user experience during the first 90 days on treatment. The Company is awaiting feedback on the labeling proposal following FDA review.
The Company also announced on November 9, 2023,
2-
year
results from the ongoing phase 3 open-label extension to the EPITOPE trial, EPOPEX, of Viaskin Peanut in toddlers.
The Company submitted the protocol for its COMFORT Children supplemental safety study in
4-through-7-year-olds
to the FDA on November 29, 2023 and, as of the date of this filing, the Company is still awaiting feedback from the FDA. The Company anticipates that the COMFORT Children safety study will enroll peanut allergic children ages 4 –
7-years
and anticipates the safety study will support the efficacy results from the ongoing VITESSE phase 3 pivotal study.
Viaskin Peanut for children ages
4-11—European
Union Regulatory History and Current Status
On December 20, 2021, the Company announced it withdrew the Marketing Authorization Application (“MAA”) for Viaskin Peanut and formally notified the European Medicines Agency (“EMA”) of our decision. The Company believes data from a second Viaskin Peanut pivotal clinical trial will support a more robust path for licensure of Viaskin Peanut in the EU. The Company intends to resubmit the MAA when that data set is available.
Viaskin Peanut for children ages
1-3
In June 2020, the Company announced that in Part A of the EPITOPE phase 3 clinical study subject in both treatment arms showed consistent treatment effects after 12 months of therapy, as assessed by a double-blind placebo-controlled food challenge and biomarker results. Part A subjects were not included in Part B and the efficacy analyses from Part A were not statistically powered to demonstrate superiority of either dose versus placebo. These results validated the ongoing investigation of the 250 µg dose in this age group, which was the dose studied in Part B of the EPITOPE phase 3 clinical study. Enrollment for Part B of EPITOPE was completed in the first quarter of 2021.
In June 2022, the Company announced positive topline results from Part B of EPITOPE, which enrolled 362 subjects ages 1 to 3 years, of which 244 and 118 were in the active and placebo arms respectively. Enrollment was balanced for age and baseline disease characteristics between the active and placebo treatment arms.
On April 19, 2023, the Company outlined the regulatory pathway for Viaskin Peanut in children
1-3
years old after the FDA confirmed in written responses to the Company’s
Pre-BLA
meeting request that the Company’s EPITOPE phase 3 study met the pre-specified
criteria for success for the primary endpoint and did not request any additional efficacy study in this age group. The FDA requires additional safety data to augment the safety data collected from EPITOPE in support of a BLA. This new safety study will also generate patch adhesion data and will include updated instructions for use.
On May 10, 2023, the New England Journal of Medicine (“NEJM”) published results from the EPITOPE phase 3 clinical study that demonstrated EPIT with Viaskin Peanut was statistically superior to placebo in desensitizing children to peanut exposure by increasing the peanut dose that triggers allergic symptoms. As stated in an accompanying editorial piece, these data are seen as “very good news” for toddlers with peanut allergy, as there are currently no approved treatment options for peanut-allergic children under the age of 4 years.
In November 2023, the Company announced the interim analyses from the first year of the open-label extension of EPITOPE, called EPOPEX, which showed improvement between months 12 and 24 of treatment with Viaskin Peanut across all efficacy parameters. These data were presented at the annual American College of Allergy, Asthma and Immunology (ACAAI) in November 2023.
The Company submitted the protocol for its COMFORT Toddlers supplemental safety study in
1-through-3-year-olds
to the FDA on November 9, 2023. The Company received comments and queries to the protocol from the FDA on March 11, 2024. Since March, the Company and the FDA have been engaged in ongoing dialogue related to the program. Much of the ongoing dialogue has focused on patch wear-time experience. To address the FDA’s protocol queries, the Company submitted to the FDA on June 28, 2024, a proposed labeling approach, informed by the EPITOPE efficacy data. The proposed labeling approach focuses on the user experience during the first 90 days on treatment. The Company is awaiting feedback on the labeling proposal following FDA review.
Viaskin Peanut for Children ages
4-7
On September 7, 2022, the Company announced the initiation of VITESSE, a Phase 3 pivotal study of the mVP in children ages
4-7
years with peanut allergy. The Company defined initiation as the submission of the trial protocol to selected study sites for subsequent Institutional Review Board (IRB)/Ethics Committee (EC) approval.

On September 21, 2022, the Company announced it received from the FDA a partial clinical hold letter related to certain design elements of VITESSE. The Company announced on December 23, 2022 that the FDA lifted the partial clinical hold. The FDA confirmed the Company satisfactorily addressed all clinical hold issues and the VITESSE phase 3 clinical study could proceed with the revised trial protocol. On March 7, 2023, the Company announced that the first patient was screened in the VITESSE trial. Screening of the last subject is anticipated by the end of the third quarter of 2024.
In July 2023, the Company received Type C Meeting Written Responses from the FDA regarding key study design elements for COMFORT Children. Subsequently, in October 2023, the Company received feedback from the FDA addressing the remaining protocol design elements for COMFORT Children. This feedback included language simplification for how Viaskin should be used.
The Company submitted the protocol for its COMFORT Children supplemental safety study in
4-through-7-year-olds
to the FDA on November 29, 2023 and, as of the date of this filing, the Company is still awaiting feedback from FDA. The Company anticipates that the COMFORT Children safety study will enroll peanut allergic children ages 4 –
7-years
and anticipates the safety study will support the efficacy results from the ongoing VITESSE phase 3 pivotal study. Furthermore, the Company anticipates that the key inclusion criteria for the COMFORT Children study will be based on a physician-diagnosed peanut allergy, peanut-specific IgE and a Skin Prick Test (with no requirement for a DBPCFC). COMFORT Children is anticipated to be initiated towards the end of VITESSE enrollment.
ADS Ratio Change & NASDAQ listing market change
On May 31st 2024, the Company announced plans to change the ratio of its American Depositary Shares (“ADSs”) to its ordinary shares (the “ADS Ratio”), nominal value €0.10 (ten cents) per share, from the current ADS Ratio of one (1) ADS to one-half
(1/2) of one (1) ordinary share to a new ADS Ratio of one (1) ADS to one (1) ordinary share (the “ADS Ratio Change”). The ADS Ratio Change was effective on June 7, 2024 (the “Effective Date”).
For the Company’s ADS holders, the change in the ADS Ratio had the same effect as a one-for-two
reverse ADS split and was intended to enable the Company to regain compliance with the Nasdaq minimum bid price requirement. On the Effective Date, registered holders of company ADSs held in certificated form were required on a mandatory basis to surrender their certificated ADSs to the depositary bank for cancellation and received one (1) new ADS in exchange for every two existing ADSs surrendered. The exchange of every two existing ADSs then-held for one (1) new ADS occurred automatically, at the Effective Date, with the then-held ADSs being cancelled and new ADSs being issued by the depositary bank. DBV’s ADSs continued to be traded on the Nasdaq Stock Market under the ticker symbol “DBVT.
No fractional new ADSs were issued in connection with the ADS Ratio Change. Instead, fractional entitlements to new ADSs were aggregated and sold by the depositary bank and the net cash proceeds from the sale of the fractional ADS entitlements (after deduction of fees, taxes and expenses) were distributed to the applicable ADS holders by the depositary bank. The ADS Ratio Change had no impact on DBV’s underlying ordinary shares, and no ordinary shares were issued or cancelled in connection with the ADS Ratio Change.
In addition, to obtain an additional 180 days period to regain compliance with the NASDAQ minimum bid price requirement, the Company applied to transfer its securities from the NASDAQ Global Select Market to the NASDAQ Capital Market (the “NCM”). On June 18, 2024, the Company was notified by the Listing Qualifications Department that NASDAQ granted the Company’s request to transfer the listing of its ADSs from the NASDAQ Global Select Market tier to the NCM tier, and that NASDAQ granted the Company’s request for a second
180-day
period, or until December 16, 2024, to regain compliance with the $1.00 bid price requirement. The Company’s ADSs were transferred to the NCM at the opening of business on June 20, 2024.
Legal Proceedings
From time to time, the Company ma
y
become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The Company is not currently subject to any material legal proceedings.
Note 3: Cash and Cash Equivalents
The following tables summarize the cash and cash equivalents as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Cash	12,688	10,530
Cash equivalents	53,525	130,836

Total cash and cash equivalents as reported in the statements of financial position	66,213	141,367

Bank overdrafts	—	—

Total cash and cash equivalents as reported in the statements of cash flows	66,213	141,367
Cash equivalents are convertible into cash on 32 days notice at no or insignificant cost, on demand. They are measured using level 1 fair value measurements.

Note 4: Other Current Assets
Other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Research tax credit	11,123	8,857
Other tax claims	6,109	5,236
Prepaid expenses	3,090	2,103
Other receivables	3,424	1,353

Total	23,745	17,548

Research tax credit
The variance in Research Tax Credit is presented as follows:

Amount in thousands of US dollars
Opening research tax credit receivable as of January 1, 2024	8,857
+ Operating income	2,568
- Payment received	—
- Adjustment and currency translation effect	(302)

Closing research tax credit receivable as of June 30, 2024	11,123

Of which - Non-current portion	—
Of which - Current portion	11,123
Before currency translation effect, the balance in research tax credit as of June 30, 2024, consisted of $8.9 million research tax credit for the previous fiscal year filed with the tax authorities and yet to be reimbursed, and $2.6 million estimated research tax credit for the first six months of the 2024 fiscal year.
The other tax claims are primarily related to the VAT as well as the reimbursement of VAT that has been requested. Prepaid expenses are comprised primarily of insurance expenses, as well as legal and scientific consulting fees.
Prepaid expenses include $2.2 million relating to the Services Agreement entered by the Company with Fareva La Vallee, dated March 18, 2024, for the construction of a manufacturing line by Fareva La Vallee for the production and supply of peanut source material for the Company.
Note 5: Lease contracts
Future minimum lease payments under the Company’s operating leases’ right of use as of June 30, 2024 and December 31, 2023, are as follows:

	June 30, 2024			December 31, 2023
	Real Estate	Other assets	Total	Real Estate	Other assets	Total
Current portion	430	50	479	1,205	79	1,284
Year 2	1,207	7	1,213	65	11	75
Year 3	1,252	7	1,259	421	—	421
Thereafter	5,890	12	5,902	5,515	—	5,515

Total minimum lease payments	8,778	75	8,853	7,205	90	7,295
Less: Effects of discounting	(1,679)	(12)	(1,691)	(1,617)	(9)	(1,626)

Present value of lease liabilities	7,099	64	7,163	5,588	82	5,670
Less: current portion	(339)	(41)	(380)	(1,072)	(72)	(1,144)

Long-term lease liabilities	6,760	23	6,783	4,516	10	4,526

Weighted average remaining lease term (years)	7.90	0.02		7.54	0.00
Weighted average discount rate	5.08%	0.04%		4.53%	2.50%
The increase in $1.7 million dollars in lease obligations due over 1 year results from the new US headquarter lease.

The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	June 30,
	2024	2023
Operating lease expense / (income)	1,255	1,543
Net termination impact	(70)	(92)
Net restructuring impact	—	—
Supplemental cash flow information related to operating leases is as follows for the period June 30, 2024 and 2023:

	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	1,019	963
Note 6: Trade Payables and Other Current Liabilities
6.1 Trade Payables
Trade payables decreased by $3.5 million as of June 30, 2024, compared to December 31, 2023.
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each fiscal period presented.
6.2 Other Current Liabilities
The following tables summarize the other current liabilities as of June 30, 2024 and December 31, 2023:

	June 30,			December 31,
	2024			2023
	Other current liabilities	Other non-current liabilities	Total	Other current liabilities	Other non-current liabilities	Total
Employee related liabilities	5,530	—	5,530	7,828	—	7,828
Deferred income	—	—	—	—	—	—
Tax liabilities	203	—	203	223	—	223
Other debts	427	—	427	883	—	883

Total	6,160	—	6,160	8,934	—	8,934

The Employee related liabilities includes short-term debt to employees including social welfare, tax agency obligations and bonus provision. The variance versus year end is due to bonus accruals.
Note 7: Shareholders’ equity
The share capital as of June 30, 2024 is set at the sum of €9,649,308 ($10,978
thousand converted
 at historical rates). It is divided into 96,493,078 fully authorized, subscribed and paid-up
ordinary shares with a par value of €0.10.
Pursuant to the authorization granted by the General Meeting of the Shareholders held on May 16, 2024 (the “SH General Meeting”), the accumulated net losses of DBV Technologies S.A. after appropriation of the net result for the year ended December 31, 2023, have been allocated to additional paid-in
capita
l
.

Note 8: Share-Based Payments
The Board of Directors has been authorized at the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options plan (“SO”), and non-employee
warrants (
Bons de Souscription d’Actions
or “BSA”).
During the six months ended June 30, 2024, the Company granted 534,000 stock options and 124,000 restricted stock units to employees. There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 12 to the consolidated financial statements included in the Annual Report.
Change in Number of BSA/SO/RSU:

	Number of outstanding
	BSA	SO	RSUs
Balance as of December 31, 2023	244,693	7,118,691	2,095,517
Granted during the period	—	534,000	124,000
Forfeited during the period	—	(117,600)	(92,754)
Exercised/released during the period	—	—	(61,308)
Expired during the period	—	—	—

Balance as of June 30, 2024	244,693	7,535,091	2,065,455

Share-based payments expense reflected in the condensed consolidated statements of operations is as follows:

		Three Months Ended March 31,		Six Months Ended June 30,
		2024	2023	2024	2023
Research & development	SO	(456)	(465)	(969)	(894)
	RSU	(241)	(271)	(497)	(529)
Sales & marketing	SO	(20)	(27)	(43)	(54)
	RSU	(9)	(8)	(18)	(17)
General & administrative	SO	(700)	(925)	(1,730)	(1,722)
	RSU	(100)	(118)	(226)	(231)

Total share-based compensation (expense)		(1,525)	(1,814)	(3,483)	(3,447)

Note 9: Contingencies
The following tables summarize the contingencies as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Current contingencies	1,023	3,959
Non-current contingencies	931	935

Total contingencies	1,953	4,894

The changes in contingencies are as follows:

	Pension retirement obligations	Collaboration agreement	Other contingencies	Total
At January 1, 2024	935	2,100	1,859	4,894
Increases in liabilities	33	—	72	106
Used liabilities	—	(1,158)	(1,130)	(2,288)
Reversals of unused liabilities	—	—	(652)	(652)
Net interest related to employee benefits, and unwinding of discount	—	—	—	—
Actuarial gains and losses on defined-benefit plans	(8)	—	—	(8)
Currency translation effect	(29)	(54)	(15)	(99)

At June 30, 2024	931	889	134	1,953

Of which current	—	889	134	1,023
Of which non-current	931	—	—	931

In May 2026, the Company entered into a Development Collaboration and License Agreement (the “Collaboration Agreement”) with Societe des Produits Nestle S.A. (formerly, NESTEC S.A.) (“NESTEC”) under which the COmpany was responsible for leading the development activities of MAG1C up through a pivotal phase 3 clinical program. On October 30, 2023, the Company signed a Mutual Termination Letter Agreement with NESTEC terminating the Collaboration Agreement (the “Collaboration Agreement”) between the parties. As of June 30, 2024, the accrual for ongoing Clinical study completion totals $0.9 million as compated to $2.1 million as of December 31, 2023 representing our best estimate of the remaining expenses related to the ongoing clinical study.
An amount of $1.8 million reserved for the refurbishment of the previous Montrouge offices was reversed in the second quarter of 2024.
The Company does not hold any plan assets related to long-term employee benefit for any of the periods presented. There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 13 to the consolidated financial statements included in the Annual Report.
Note 10: Operating income
The following table summarizes the operating income during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research tax credit	1,161	1,975	2,568	3,741
Other operating income	—	312	—	741

Total	1,161	2,288	2,568	4,482

Until the end of 2023, our operating income was composed of both the French Research tax credit (Crédit d’Impôt Recherche, or “CIR”) and the revenue recognized under the Collaboration Agreement with NESTEC. Following the termination of the Collaboration Agreement on October 30, 2023, our operating income is now exclusively generated by the French research tax credit.
The decrease in Research tax credit was primarily due to the fact that a greater proportion of studies activities were carried out in North America and were therefore not eligible to the French Research tax credit.
Note 11: Operating Expenses
The Company had an average of 106 employees during the six months ended June 30, 2024, in comparison with an average of 88 employees during the six months ended June 30, 2023. The increase is mainly due to hiring to support development activities and quality activities.
The following table summarizes the allocation of personnel expenses by function during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and Development expenses	5,177	4,014	10,225	8,020
Sales & Marketing expenses	233	208	567	373
General & Administrative expenses	3,413	2,858	6,650	5,958

Total personnel expenses	8,824	7,079	17,442	14,351

The following table summarizes the allocation of personnel expenses by nature during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Wages and salaries	5,540	4,078	10,684	8,516
Social security contributions	1,515	1,185	2,722	1,884
Expenses for pension commitments	244	246	553	504
Employer contribution to bonus shares	—	(244)	—	—
Share-based payments	1,525	1,814	3,483	3,446

Total	8,824	7,079	17,442	14,351

The increase in personnel expenses is due to the recruitment of internal resources mostly based in North America to support development activ it
ies.

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
Note 14: Loss Per Share
Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the three- and six-month
periods ended June 30, 2024 and 2023, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive as a result of the Company’s net loss.
The following is a summary of the ordinary share equivalents that were excluded from the calculation of diluted net loss per share for each of the three and six months ended June 30, 2024 and 2023 indicated in number of potential shares:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-employee warrants	244,693	251,693	244,693	251,693
Stock options	7,535,091	5,290,569	7,535,091	5,290,569
Restricted stock units	2,188,071	1,509,078	2,188,071	1,509,078
Prefunded warrants	28,276,331	28,276,331	28,276,331	28,276,331

Note 15: Events after the Close of the Period
The Company evaluated subsequent events that occurred after June 30, 2024, through the date the condensed consolidated financial statements were issued after their approval by the Board of Directors on July 30, 2024, and determined that there are no significant events that require adjustments or disclosure in such condensed consolidated financial statements.

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

Overview

We are a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin. Our therapeutic approach is based on epicutaneous immunotherapy, or EPIT, our proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin, an epicutaneous patch (i.e., a skin patch). We have generated significant data demonstrating that Viaskin’s mechanism of action is novel and differentiated, Viaskin targets specialized antigen-presenting immune cells in the skin, called Langerhans cells, that capture the antigen that accumulates in the outer layer of the skin, and then migrate to the skin-draining lymph nodes in order to activate the immune system without passage of the antigen into the bloodstream, minimizing systemic exposure in the body. We are advancing this unique technology to treat children suffering from food allergies, for whom safety is paramount, since the introduction of the offending allergen into their bloodstream can cause severe or life-threatening allergic reactions, such as anaphylactic shock. We believe Viaskin may offer convenient, self-administered, non-invasive immunotherapy to patients, if approved.

Our most advanced product candidate is Viaskin Peanut, evaluated as a potential immunotherapy for children with peanut allergy in eleven clinical trials, including four Phase 2 trials and four completed Phase 3 trials. We are advancing two separate Viaskin Peanut product candidates in parallel to support two potential Biologics License Applications (BLAs) in two distinct age groups: one in toddlers ages one through three with the original (square) patch, and one in children ages four through seven with the modified (circular) patch.

Currently, we have an ongoing Phase 3 efficacy and safety trial (VITESSE) to evaluate the modified Viaskin Peanut patch in children ages four through seven with peanut allergy. Screening of the last subject is anticipated by the end of the third quarter of 2024 with topline results anticipated in the third quarter of 2025. We also have an ongoing Phase 3 open-label extension to the EPITOPE trial (our completed Phase 3 efficacy and safety trial conducted in peanut-allergic toddlers which met its clinical endpoints), with 3-year results anticipated later this year, as well as two planned Phase 3 supplementary safety studies, one in peanut-allergic children ages four through seven, and one in peanut-allergic toddlers, ages one through three The Company submitted the protocol for its COMFORT Toddlers supplemental safety study in 1-through-3-year-olds to the FDA on November 9, 2023. The Company received comments and queries to the protocol from the FDA on March 11, 2024. Since March, the Company and the FDA have been engaged in ongoing dialogue related to the program. Much of the ongoing dialogue has focused on patch wear-time experience. To address the FDA’s protocol queries, the Company submitted to the FDA on June 28, 2024, a proposed labeling approach, informed by the EPITOPE efficacy data. The proposed labeling approach focuses on the user experience during the first 90 days on treatment. The Company is awaiting feedback on the labeling proposal following FDA review.

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

Business trends and Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. dollars, for the three months ended June 30, 2024 and 2023.

	Three months ended June 30,
	2024	2023	$ change	% of change
Operating income	1,161	2,288	(1,126)	(49.2)%
Operating expenses
Research and development expenses	(25,374)	(17,616)	(7,758)	44.0%
Sales and marketing expenses	(986)	(516)	(470)	91.0%
General and administrative expenses	(8,643)	(9,231)	588	(6.4)%

Total Operating expenses	(35,003)	(27,364)	(7,639)	27.9%

Financial income (expense)	726	846	(120)	(14.2)%

Income tax	—	(13)	13	(100.0)%

Net loss	(33,116)	(24,243)	(8,873)	36.6%

Basic/diluted Net loss per share attributable to shareholders	(0.34)	(0.26)

Operating Income

The following table summarizes our operating income during the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023	$ change	% of change
Sales	—	—	—	—%
Other income	1,161	2,288	(1,126)	(49.2)%
Research tax credit	1,161	1,975	(814)	(41.2)%
Other operating income	—	312	(312)	(100.0)%

Total operating income	1,161	2,288	(1,126)	(49.2)%

Until the end of 2023, our operating income was composed of both the French research tax credit (Crédit d’Impôt Recherche, or “CIR”) and the revenue recognized under the Collaboration Agreement with NESTEC. Following the termination of the Collaboration Agreement on October 30, 2023, our operating income is now exclusively generated by the French research tax credit which explains why Other operating income was nil for the three months ended June 30, 2024 compared to $.3 million for the three months ended June 30, 2023.

Research tax credit decreased by $0.8 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 primarily due to a greater proportion of studies activities carried out in North America and therefore not eligible to the French Research tax credit.

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2024 and 2023:

	Three months ended June 30
Research and Development expenses	2024	2023	$ change	% of change
External clinical-related expenses	18,466	11,421	7,045	61.7%
Employee-related costs	4,481	3,278	1,203	36.7%
Share-based payment expenses	696	736	(40)	(5.4)%
Depreciation, amortization and other costs	1,731	2,181	(450)	(20.6)%

Total Research and Development expenses	25,374	17,616	7,758	44.0%

Research and Development expenses increased by $7.8 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to an increase in external clinical-related expenses by $7.0 million, reflecting the progress on patient enrollment in VITESSE Phase 3 clinical trial after the initiation of the study with the first patient screened in March 2023 and the preparatory activities for the COMFORT studies in preparation for and anticipation of initiation after FDA alignment.

Employee-related costs, excluding share-based payments, increased by $1.2 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 due to the recruitment of 17 internal resources in Medical, Quality and Regulatory Affairs mostly based in the U.S.

Depreciation, amortization and other costs decreased by $0.5 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to no longer requiring onerous contract provisioning following the termination of the Collaboration Agreement with NESTEC.

Sales and Marketing expenses

The following table summarizes our sales and marketing expenses incurred during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
Sales & Marketing expenses	2024	2023	$ change	% of change
Personnel expenses (incl.share-based payment expenses)	253	208	46	22.1%
External professional services and other costs	375	80	295	370.1%
Depreciation, amortization and other costs	358	229	129	56.2%

Total Sales & Marketing expenses	986	516	470	91.0%

Sales and marketing expenses have increased by $0.5 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023 to support pre-commercialization activities for Viaskin Peanut in North America.

General and Administrative expenses

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
General & Administrative expenses	2024	2023	$ change	% of change
External professional services	3,162	3,806	(644)	-16.9%
Employee-related costs	2,614	1,814	800	44.1%
Share-based payment expenses	799	1,043	(244)	-23.4%
Depreciation, amortization and other costs	2,067	2,568	(500)	-19.5%

Total General & Administrative expenses	8,643	9,231	(588)	-6.4%

General and Administrative expenses decreased by $0.6 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 as a result of (1) an optimization and rationalization of external professional services and (2) the decrease of depreciation, amortization and other costs primarily explained by the provision reversal on the Montrouge office revamping following the non-renewal of the related lease agreement.

These were partially offset by an increase of $0.8 million in employee-related costs (excluding share-based payment) related to the hiring of 7 internal resources to support recruitment, project management, information solutions and legal and intellectual property activities.

Financial income (expense)

Our financial income was $0.7 million for the three months ended June 30, 2024, compared to a financial income of $0.8 million for the three months ended June 30, 2023. This item mainly includes the financial income on our financial assets and foreign exchange result.

Income tax

Our income tax expense was nil for the three months ended June 30, 2024 compared to $13 thousand for the three months ended June 30, 2023.

Net loss

Net loss was $33.1 million for the three months ended June 30, 2024, compared to $24.2 million for the three months ended June 30, 2023. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.34 and $0.26 for the three months ended June 30, 2024 and 2023, respectively.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. dollars, for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023	$ change	% of change
Operating income	2,568	4,482	(1,914)	(42.7)%
Operating expenses
Research and development expenses	(46,777)	(33,653)	(13,123)	39.0%
Sales and marketing expenses	(1,744)	(950)	(794)	83.6%
General and administrative expenses	(16,447)	(16,120)	(327)	2.0%

Total Operating expenses	(64,968)	(50,723)	(14,244)	28.1%

Financial income	1,986	1,450	536	37.0%

Income tax	(48)	(13)	(35)	273.6%

Net loss	(60,461)	(44,804)	(15,657)	34.9%

Basic/diluted Net loss per share attributable to shareholders	(0.63)	(0.48)

Operating Income

The following table summarizes our operating income during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ change	% of change
Sales	—	—	—	—%
Other income	2,568	4,482	(1,914)	(43)%
Research tax credit	2,568	3,741	(1,173)	(31)%
Other operating income	—	741	(741)	(100)%

Total operating income	2,568	4,482	(1,914)	(43)%

During the six months ended June 30, 2024 we generated an Operating Income of $2.6 million compared to $4.5 million during the six months ended June 30, 2023.

Until the end of 2023, our operating income was composed of both the French research tax credit (Crédit d’Impôt Recherche, or “CIR”) and the revenue recognized under the Collaboration Agreement with NESTEC. Following the termination of the Collaboration Agreement on October 30, 2023, our operating income is now exclusively composed of the French research tax credit. Other operating income was nil for the six months ended June 30, 2024 compared to $0.7 million for the six months ended June 30, 2023.

Research tax credit decreased by $1.2 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 primarily due to the fact that a greater proportion of clinical studies activities were carried out in North America and were therefore not eligible to the French Research tax credit.

Operating Expenses

Research and Development Expenses

The following table summarizes our R&D expenses incurred during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
Research and Development expenses	2024	2023	$ change	% of change
External clinical-related expenses	32,492	21,892	10,599	48%
Employee-related costs	8,759	6,598	2,161	33%
Share-based payment expenses	1,466	1,423	43	3%
Depreciation, amortization and other costs	4,060	3,741	319	9%

Total Research and Development expenses	46,777	33,653	13,123	39%

Research and Development expenses increased by $13.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, essentially due to external clinical-related expenses surging by $10.6 million from both patient enrollment in VITESSE Phase 3 clinical trial sustainable increase after the initiation of the study with the first patient screened in March 2023 and the preparatory activities for the COMFORT studies in preparation for and anticipation of initiation after FDA alignment.

Employee-related costs, excluding share-based payments, increased by $2.2 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 due to the recruitment of 17 internal resources in Medical, Quality and Regulatory Affairs, mostly based in the U.S.

Sales and Marketing expenses

The following table summarizes our sales and marketing expenses incurred during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
Sales & Marketing expenses	2024	2023	$ change	% of change
Personnel expenses (incl.share-based payment expenses)	587	373	215	57.6%
External professional services and other costs	567	348	219	62.8%
Depreciation, amortization and other costs	589	229	360	157.4%

Total Sales & Marketing expenses	1,744	950	794	83.6%

Sales and marketing expenses increased by $0.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily to support pre-commercialization activities for Viaskin Peanut in North America.

General and Administrative expenses

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
General & Administrative expenses	2024	2023	$ change	% of change
External professional services	5,595	5,512	83	1.5%
Employee-related costs	4,694	4,005	689	17.2%
Share-based payment expenses	1,956	1,954	3	0.1%
Depreciation, amortization and other costs	4,203	4,650	(447)	-9.6%

Total General & Administrative expenses	16,447	16,120	327	2.0%

General and Administrative expenses remain flat thanks to the optimization of External professional services.

Employee-related costs (excluding share-based payment) increased by $0.7 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 mainly due to the hiring of 7 employees to support recruitments, project management, information solutions and legal and intellectual property activities.

This increase is partially offset by a decrease in Depreciation, amortization and other costs for $0.4 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 primarily due to the provision reversal on the Montrouge office revamping.

Financial income (expense)

Our financial income was $2.0 million for the six months ended June 30, 2024, compared to a financial income of $1.5 million for the six months ended June 30, 2023. This item mainly includes financial income on our financial assets and a favorable foreign exchange result..

Income tax

Our income tax expense was $48 thousand for the six months ended June 30, 2024 compared to $13 thousand for the six months ended June 30, 2023.

Net loss

Net loss was $60.5 million for the six months ended June 30, 2024, compared to $44.8 million for the six months ended June 30, 2023. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.63 and $0.48 for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Financial Condition

On June 30, 2024, we had $66.2 million in cash and cash equivalents compared to $141.4 million of cash and cash equivalents on December 31, 2023.

Based on its current operations, plans and assumptions, the Company expects that its balance of cash and cash equivalents will be sufficient to fund its operations into the first quarter 2025.

As of the date of filing, our available cash is not projected to be sufficient to support our operating plan for at least the next 12 months. As such, there is substantial doubt regarding our ability to continue as a going concern.

We have incurred operating losses and negative cash flows from operations since our inception. Net cash used for operating activities was $69.8 million and $46.4 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, we recorded a net loss of $60.5 million. Our net cash flows provided by financing activities decreased to $0.1 million during the six months ended June 30, 2024 from $7.8 million during the six months ended June 30, 2023 yielded by our ATM.

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

In May 2022, we established an At-The-Market (“ATM”) program to offer and sell, including with unsolicited investors who have expressed an interest, a total gross amount of up to $100 million of American Depositary Shares (“ADSs”), each ADS representing one ordinary share of the Company. The ATM program was intended to be effective through the expiration on July 16, 2024 of the Company’s existing registration statement registering the ADSs to be issued under the ATM program. The Company’s intent was to use the net proceeds, if any, of sales of ADSs issued under the program, together with its existing cash and cash equivalents, primarily for activities associated with potential approval and launch of Viaskin Peanut, as well as to advance the development of the Company’s product candidates using its Viaskin Peanut platform and for working capital and other general corporate purposes.

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

Operating leases

Our corporate headquarters are located in Châtillon, France. Our principal offices occupy a 2,447 square meter facility, pursuant to a lease agreement dated November, 2023 and represents $0.8 million cash requirement as of June 30, 2024 until March, 2033.

The lease agreement for the office occupying 4,470 square meter facility in Montrouge, France, signed on March 3, 2015, with an effective date of August 1, 2025, expired on May 31, 2024. Associated lease termination costs were reflected in the Company’s financial accounts in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024.

Our primary U.S. office is located in Warren, New Jersey. In February 2024, we entered into a sublease agreement, commencing on March 19, 2024 and effective for 70 months, for an office of 16,704 square feet in Warren, New Jersey. The Warren office represent a $0.1 million cash requirement as of June 30, 2024 which expires December 31, 2029.

We also have facilities in North America that were intended to support our U.S. operations. We lease 5,799 square feet in Basking Ridge, New Jersey, which commenced on April 1, 2022 and is effective for 38 months.

The Company transitioned to its new offices location in Warren NJ and Châtillon France in April 2024.

There have been no material changes in our operating leases from those disclosed in the Annual Report except the impact of the new lease in Warren NJ for $1.7 million.

Purchase obligations - Obligations Under the Terms of CRO Agreements

In preparation of the launch of our clinical trials for Viaskin Peanut, we signed agreements with several contract research organizations. As of , June 30, 2024 expenses associated with the ongoing trials amounted globally to $162.4 million compared to $114.4 million as of December 31, 2023.

Summary Statement of Cash Flows

The table below summarizes our sources and uses of cash for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
(Amounts in thousands of U.S. Dollars)	2024	2023	$ change	% of change
Net cash flow provided by (used in) operating activities	(69,765)	(46,394)	(23,371)	50.4%
Net cash flow provided by (used in) investing activities	(1,441)	(299)	(1,142)	382.2%
Net cash flow provided by (used in) financing activities	(95)	7,793	(7,888)	(101.2)%
Effect of exchange rate changes on cash and cash equivalents	(3,853)	3,668	(7,521)	(205.1)%

Net (decrease) increase in cash and cash equivalents	(75,154)	(35,232)	(39,922)	113.3%

Operating Activities

Our net cash flows used in operating activities were $69.8 million and $46.4 million during the six months ended June 30, 2024 and 2023, respectively. Our net cash flows used in operating activities increased by $23.4 million . The variance is mainly driven by the increase in (1) external clinical related expenses by $6.6 million, (2) R&D activities to support clinical trials progress through Regulatory Affairs, Medical Affairs and Operations activities by $8.2 million and (3) internal employees’ compensation increase by $3.1 million with the hiring of 24 additional internal resources.

Investing Activities

Our net cash flows used in investing activities were $1.4 million and $0.3 million during the six months ended June 30, 2024 and 2023 respectively. The variance includes capitalized costs for the headquarters move to Châtillon in April 2024 which amounted to $1.8 million.

Financing Activities

Our net cash flows from financing activities were $95 thousand for the six months ended June 30, 2024 compared to $7.8 million for the six months ended June 30, 2023 from the ATM.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on its evaluation as of June 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2024,we issued the following unregistered securities:

•	On March 23, 2024, the issuance of an aggregate of 2,599 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs;

•	On May 12, 2024, the issuance of an aggregate of 1,600 ordinary shares to U.S. employees upon settlement of RSUs;

•	On May 19, 2024, the issuance of an aggregate of 2,500 ordinary shares to U.S. employees upon settlement of RSUs;

•	On May 22, 2024, the issuance of an aggregate of 22,112 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs; and

•	On May 24, 2024, the issuance of an aggregate of 32,497 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2024, none of our directors and officers (as defined in Rule16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions, or written plans for the purchase or sale of the Company’s securities.

Item 6. Exhibits

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

DBV Technologies S.A.
(Registrant)

Date: July 30, 2024	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2024	By:	/s/ Virginie Boucinha
Virginie Boucinha
Chief Financial Officer
(Principal Financial and Accounting Officer)