Form 10-Q
period 2024-09-30
DBV Technologies S.A.
filed 2024-11-06
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________
Commission file number 001-36697
DBV TECHNOLOGIES S.A.
(Exact name of registrant as specified in its charter)
____________________

France	Not applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
107 Av. de la République	N/A
92320 Châtillon
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code +33 1 55 42 78 78

____________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one ordinary share, nominal value €0.10 per share	DBVT	The Nasdaq Stock Market LLC
Ordinary shares, nominal value €0.10 per share*	n/a	The Nasdaq Stock Market LLC
*Not for trading, but only in connection with the registration of the American Depositary Shares.
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
☐ Yes ☒ No
As of November 6, 2024, the registrant had 96,501,526 ordinary shares, nominal value €0.10 per share, outstanding including treasury shares.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:
•our expectations regarding the timing or likelihood of regulatory filings and approvals, including with respect to our anticipated re-submission of a Biologics License Application (“BLA”) for Viaskin Peanut patch to the U.S. Food and Drug Administration (“FDA”);
•plans to formalize the Accelerated Approval guidance provided by FDA via submission of a meeting request;
•expectations regarding initiation of the confirmatory effectiveness study for Viaskin Peanut patch in 1 - 3 years-old
•plans and expectations with respect to COMFORT Toddlers (including our plan to prioritize initiation of this study);
•anticipated support for the BLA re-submission for Viaskin Peanut patch to FDA;
•our expectations with respect to an actionable regulatory pathway for toddlers ages 1 - 3 years-old for Viaskin Peanut patch;
•the timing and anticipated results of interactions with regulatory agencies;
•the design, initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;
•
•the sufficiency of existing capital resources;
•our business model and our other strategic plans for our business, product candidates and technology;
•our ability to manufacture clinical and commercial supplies of Viaskin Peanut and/or our other product candidates, if approved, and comply with regulatory requirements related to the manufacturing of our product candidates;
•our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize Viaskin Peanut and/or our other product candidates, if approved;
•the commercialization of our product candidates, if approved;
•our expectations regarding the potential market size and the size of the patient populations for Viaskin Peanut and/or our other product candidates, if approved, and our ability to serve such markets;
•the pricing and reimbursement of our product candidates, if approved;
•the rate and degree of market acceptance of Viaskin Peanut and/or our other product candidates, if approved, by physicians, patients, third-party payors and others in the medical community;
•our ability to advance product candidates into, and successfully complete, clinical trials;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•our ability to maintain and establish collaborations or obtain additional funding;
•our financial performance;
•expectations with respect to cash runway;
•developments relating to our competitors and our industry, including competing therapies; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in thousands, except share and per share data)

	Note	September 30, 2024	December 31, 2023
Assets
Current assets :
Cash and cash equivalents	3	46,441	141,367
Other current assets	4	22,318	17,548
Total current assets		68,759	158,915
Property, plant, and equipment, net		12,984	12,623
Right-of-use assets related to operating leases	5	5,988	5,247
Intangible assets		43	58
Other non-current assets		5,280	6,144
Total non-current assets		24,296	24,071
Total Assets		93,055	182,986
Liabilities and shareholders' equity
Current liabilities:
Trade payables	6	22,500	23,302
Short-term operating leases	5	374	1,144
Current contingencies	9	253	3,959
Other current liabilities	6	7,786	8,934
Total current liabilities		30,913	37,339
Long-term operating leases	5	7,038	4,526
Non-current contingencies	9	1,070	935
Other non-current liabilities	6	—	—
Total non-current liabilities		8,109	5,461
Total Liabilities		39,021	42,799
Shareholders’ equity :
Ordinary shares, €0.10 par value; 96,501,526 and 96,431,770 shares authorized, and issued as at September 30, 2024 and December 31, 2023, respectively		10,979	10,972
Additional paid-in capital		316,102	377,468
Treasury stock, 297,180 and 222,988 ordinary shares as of September 30, 2024 and December 31, 2023, respectively, at cost		(1,351)	(1,263)
Accumulated deficit		(263,332)	(238,862)
Accumulated other comprehensive income		709	742
Accumulated currency translation effect		(9,073)	(8,871)
Total Shareholders’ equity	7	54,034	140,187
Total Liabilities and Shareholder's equity		93,055	182,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except share and per share data)

	Note	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Operating income	10	1,072	2,372	3,640	6,853
Operating expenses	11
Research and development expenses		(23,662)	(13,795)	(70,438)	(47,448)
Sales and marketing expenses		(519)	(663)	(2,263)	(1,613)
General and administrative expenses		(7,220)	(6,184)	(23,667)	(22,304)
Total Operating expenses		(31,401)	(20,642)	(96,368)	(71,365)
Loss from operations		(30,328)	(18,270)	(92,728)	(64,512)
Financial income (expenses)		(113)	1,534	1,873	2,984
Loss before taxes		(30,442)	(16,736)	(90,855)	(61,527)
Income tax (expense)		—	—	(48)	(13)
Net loss		(30,442)	(16,736)	(90,903)	(61,540)
Foreign currency translation differences, net of taxes		3,825	(3,996)	(202)	(551)
Actuarial gains (losses) on employee benefits, net of taxes		(41)	73	(33)	(19)
Total comprehensive loss		(26,658)	(20,659)	(91,138)	(62,111)
Basic/diluted Net loss per share attributable to shareholders	14	(0.32)	(0.17)	(0.95)	(0.65)
Weighted average shares outstanding used in computing per share amounts:		96,201,476	96,075,540	96,187,868	94,801,569
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Notes	Nine Months Ended September 30,
		2024	2023
Net loss for the period		(90,903)	(61,540)
Adjustments to reconcile net loss to net cash flow provided by (used in) operating activities:
Depreciation, amortization and accrued contingencies		(1,563)	(3,072)
Retirement pension obligations		87	58
Expenses related to share-based payments	8	5,073	4,800
Other elements		582	23
Changes in operating assets and liabilities:
Decrease (increase) in other current assets		(4,153)	(5,850)
(Decrease) increase in trade payables		(1,090)	1,691
(Decrease) increase in other current and non-current liabilities		(1,225)	(2,547)
Change in operating lease liabilities and right of use assets		970	471
Net cash flow provided by (used in) operating activities		(92,222)	(65,967)
Cash flows provided by (used in) investing activities :
Acquisitions of property, plant, and equipment		(2,463)	(325)
Proceeds from property, plant, and equipment dispositions		—	—
Acquisitions of non-current financial assets		(171)	(54)
Proceeds of non-current financial assets dispositions		1,084	(242)
Net cash flows provided by (used in) investing activities		(1,550)	(621)
Cash flows provided by (used in) financing activities :
(Decrease) increase in conditional advances		—	—
Treasury shares		(88)	54
Capital increases, net of transaction costs		—	6,902
Net cash flows provided by (used in) financing activities		(88)	6,956
Effect of exchange rate changes on cash and cash equivalents		(1,065)	(427)
Net increase (decrease) in cash and cash equivalents		(94,925)	(60,059)
Net Cash and cash equivalents at the beginning of the period		141,367	209,194
Net cash and cash equivalents at the end of the period	3	46,441	149,135
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2023	94,137,145	10,720	458,221	(1,109)	(259,578)	781	(14,581)	194,453
Net (loss)	—	—	—	—	(20,561)	—	—	(20,561)
Other comprehensive income (loss)	—	—	—	—	—	(82)	3,666	3,584
Issuance of ordinary shares	10,174	1	(1)	—	—	—	—	—
Treasury shares	—	—	—	(14)	—	—	—	(14)
Share-based payments	—	—	1,632	—	—	—	—	1,632
Other change in equity	—	—	—	—	—		—	—
Balance at March 31, 2023	94,147,319	10,721	459,852	(1,123)	(280,138)	698	(10,915)	179,094
Net (loss)	—	—	—	—	(24,243)	—	—	(24,243)
Other comprehensive income (loss)	—	—	—	—	—	(10)	(221)	(232)
Issuance of ordinary shares	2,103,635	231	7,535	—	—	—	—	7,766
Issuance of warrants	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	42	—	—	—	42
Share-based payments	—	—	1,814	—	—	—	—	1,814
Allocation of accumulated net losses	—	—	(93,441)	—	93,441	—	—	—
Balance at June 30, 2023	96,250,954	10,952	375,759	(1,082)	(210,940)	687	(11,136)	164,240
Net (loss)	—	—	—	—	(16,736)	—	—	(16,736)
Other comprehensive income (loss)	—	—	—	—	—	73	(3,996)	(3,922)
Issuance of ordinary shares	2,599	1	(864)	—	—	—	—	(864)
Issuance of warrants	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	(81)	—	—	—	(81)
Share-based payments	—	—	1,354	—	—	—	—	1,354
Other change in equity	—	—	—	—	—	—	—	—
Balance at September 30, 2023	96,253,553	10,953	376,249	(1,163)	(227,676)	761	(15,132)	143,991

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2024	96,431,770	10,972	377,468	(1,263)	(238,862)	742	(8,871)	140,187
Net (loss)	—	—	—	—	(27,345)	—	—	(27,345)
Other comprehensive income (loss)	—	—	—	—	—	(59)	(3,026)	(3,084)
Issuance of ordinary shares	2,599	—	—	—	—	—	—	—
Treasury shares	—	—	—	(62)	—	—	—	(62)
Share-based payments	—	—	1,958	—	—	—	—	1,958
Balance at March 31, 2024	96,434,369	10,972	379,426	(1,325)	(266,207)	683	(11,897)	111,654
Net (loss)	—	—	—	—	(33,116)	—	—	(33,116)
Other comprehensive income (loss)	—	—	—	—	—	67	(1,001)	(934)
Issuance of ordinary shares	58,709	6	(6)	—	—	—	—	—
Treasury shares	—	—	—	(33)	—	—	—	(33)
Share-based payments	—	—	1,525	—	—	—	—	1,525
Allocation of accumulated net losses	—		(66,433)		66,433	—	—	—
Balance at June 30, 2024	96,493,078	10,978	314,513	(1,358)	(232,890)	750	(12,898)	79,095
Net (loss)	—	—	—	—	(30,442)	—	—	(30,442)
Other comprehensive income (loss)	—	—	—	—	—	(41)	3,825	3,784
Issuance of ordinary shares	8,448	1	(1)	—	—	—	—	—
Treasury shares	—	—	—	7	—	—	—	7
Share-based payments	—	—	1,590	—	—	—	—	1,590
Allocation of accumulated net losses	—	—	—	—	—	—	—	—
Balance at September 30, 2024	96,501,526	10,979	316,102	(1,351)	(263,332)	709	(9,073)	54,034
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1: The Company
Incorporated in 2002 under the laws of France, DBV Technologies S.A. (“DBV Technologies” or the “Company”) is a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin. The Company’s therapeutic approach is based on epicutaneous immunotherapy (“EPIT”), a proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin.
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
The Company has incurred operating losses and negative cash flows from operations since inception. As of the date of the filing, our available cash and cash equivalents will not be sufficient to support our operating plan for at least the next 12 months. As such, there is substantial doubt regarding our ability to continue as a going concern.
Based on our current operations, as well as our plans and assumptions, we expect that our balance of cash and cash equivalents of $46.4 million as of September 30, 2024 will be sufficient to fund our operations into the first quarter 2025.
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
The Company cannot guarantee that it will be able to obtain the necessary financing to meet its needs or to obtain funds at attractive terms and conditions, including as a result of disruptions or fluctuations of the global financial markets due to various factors outside of the company’s control. A severe or prolonged economic downturn could result in a variety of risks to the Company, including reduced ability to raise additional capital when needed or on acceptable terms, if at all.
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
Note 2: Significant Events and Transactions
Clinical programs
United States Regulatory History and Current Status
In August 2020, the Company received a Complete Response Letter (“CRL”) in which the FDA indicated it could not approve the Viaskin Peanut BLA in its then-current form. The FDA identified concerns regarding the impact of patch-site adhesion on efficacy and indicated the need for patch modifications, followed by completion of a new human factors study. In addition, the FDA indicated that supplementary clinical data would need to be generated to support the modified patch. Finally, the FDA requested additional Chemistry, Manufacturing and Controls (“CMC”) data. The FDA did not raise any safety concerns related to Viaskin Peanut.
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
On December 23, 2022, the Company announced that the FDA lifted the partial clinical hold. The FDA confirmed the Company satisfactorily addressed all clinical hold issues and the VITESSE phase 3 clinical study could proceed with the revised trial protocol. On March 7, 2023, the Company announced that the first patient was screened in the VITESSE study. The Company announced on September 23, 2024 that subject screening was completed in the third quarter of 2024 and that topline results are anticipated by fourth quarter of 2025.
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
On November 9, 2023, the Company submitted the protocol for its COMFORT Toddlers supplemental safety study in 1 – 3 years-old to FDA. The Company received comments and queries to the protocol from the FDA on March 11, 2024. On July 30, 2024, the Company announced that it and the FDA had been engaged in ongoing dialogue since May 2023 on the COMFORT Toddlers supplemental safety study in 1 – 3 years-old with a peanut allergy. Since March 2024, much of the dialogue between DBV and FDA regarding the COMFORT Toddlers supplemental study had focused on patch wear-time experience, including how prescribers would advise parents and caregivers to manage day-to-day variability in patch wear time. The Company proposed an approach, informed by the EPITOPE efficacy data, that focuses on the user experience during the first 90-days of treatment. The

Company submitted to the FDA draft labeling for Section 2 – Dosing and Administration, for a potential Viaskin Peanut Prescribing Information (PI), along with comprehensive supportive data and analyses. Within the first 90-days of treatment (excluding the lead-in dosing period) it is possible to identify those patients who are likely to have a robust clinical efficacy response based on patch wear time experience (i.e., “Label-in” patients). The proposed PI recommends continuation of treatment for these patients. With the same 90-day approach, patients less likely to have a robust clinical efficacy response, identified by their patch wear-time experience, would be identified as “Label-out” patients. In these instances, the PI would recommend a shared decision-making process, between the health care provider and the parent or caregiver, to determine whether treatment should be discontinued.

The Company also announced on November 9, 2023, 2-year results from the ongoing phase 3 open-label extension to the EPITOPE trial, EPOPEX, of Viaskin Peanut in toddlers.
On October 22, 2024, the Company announced positive regulatory updates for the Viaskin Peanut patch in the United States and Europe. DBV has agreed to guidance provided by the FDA on a potential pathway under the Accelerated Approval Program for the Viaskin Peanut patch in toddlers ages 1 – 3 years-old.

FDA guidance for Accelerated Approval include three qualifying criteria: 1) that the product candidate treats a serious condition, 2) that the product candidate generally provides a meaningful advantage over available therapies, and 3) that the product candidate demonstrates an effect on an intermediate clinical endpoint that is reasonably likely to predict clinical benefit. FDA confirmed that the Company has met criterion 1 and 2. Regarding criterion 3, FDA has provided guidance and suggestion regarding the intermediate clinical endpoint, which the Company has agreed to in informal discussions with the FDA. The Company intends to formalize the Accelerated Approval guidance provided by FDA via submission of a meeting request to confirm the general elements of the two study components: the COMFORT Toddlers safety study, to be completed before BLA submission, and the confirmatory effectiveness study, including the third Accelerated Approval criterion regarding the intermediate clinical endpoint. The Company expects that the confirmatory study will be initiated by the time of BLA submission and would run in parallel to commercialization in the United States, if Viaskin Peanut is approved.

The Company announced further that it has aligned with FDA on a wear time collection methodology in COMFORT Toddlers that provides a practical approach for subjects and families, is intended to generate sufficient data to support a BLA submission, and places wear time into an acceptable clinical hierarchy relative to other study endpoints. DBV has initiated study start-up activities and plans to screen the first subject in the second quarter of 2025. The company anticipates enrolling approximately 300 – 350 subjects on active treatment into the safety study, which would bring the total Viaskin Peanut patch safety database in toddlers to approximately 600 subjects, consistent with prior FDA guidance. With this path forward, the BLA submission for Viaskin Peanut patch in 1 – 3 years-old under the Accelerated Approval program is anticipated to be supported by:
i. Positive efficacy and safety data from DBV’s previously completed EPITOPE Phase 3 Study; and
ii. Additional safety data generated in COMFORT Toddlers supplemental safety study to be initiated in the second quarter of 2025.

The Company submitted the protocol for its COMFORT Children supplemental safety study in ages 4-through-7-years-old to the FDA on November 29, 2023. On October 22, 2024, the Company announced further that the COMFORT Children safety study is expected to be initiated in the second quarter of 2025. This study plans to enroll approximately 250 subjects to raise the total number of 4 – 7 years-old on active treatment across the development program to approximately 600, consistent with prior FDA guidance. The VITESSE phase 3 efficacy trial of the Viaskin Peanut patch in peanut allergic children ages 4 – 7 years-old and the COMFORT Children safety study will constitute the core studies for a BLA submission in 4 – 7 years-old.
Viaskin Peanut —European Union Regulatory History and Current Status
On December 20, 2021, the Company announced it withdrew the Marketing Authorization Application (“MAA”) for Viaskin Peanut and formally notified the European Medicines Agency (“EMA”) of our decision.
On October 22, 2024, the Company announced it received scientific advice from EMA on an indication for ages 1 – 7 years-old in Europe. The Company sought scientific advice from EMA regarding the components of a MAA for the Viaskin Peanut patch. Previous advice obtained from two local country regulatory health authorities indicated a potential path for a 1 – 7 year-old registration with one patch, the modified patch. The EMA recently confirmed through scientific advice that the completed EPITOPE study in 1 – 3 years-old, and a positive VITESSE study in 4 – 7 years-old, could constitute an MAA submission for a 1 – 7 years-old indication for peanut allergy patients using the modified patch, along with a new safety study in toddlers ages 1 – 3 years-old with the modified patch. Timing for the initiation of this new safety study to satisfy the important EU market is currently being planned.

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
On November 9, 2023, the Company submitted the protocol for its COMFORT Toddlers supplemental safety study in 1 – 3 years-old to FDA. The Company received comments and queries to the protocol from the FDA on March 11, 2024.

On October 22, 2024, the Company announced positive regulatory updates for the Viaskin Peanut patch in the United States and Europe. DBV has agreed to guidance provided by the FDA on a potential pathway under the Accelerated Approval Program for the Viaskin Peanut patch in toddlers ages 1 – 3 years-old.

FDA guidance for Accelerated Approval include three qualifying criteria: 1) that the product candidate treats a serious condition, 2) that the product candidate generally provides a meaningful advantage over available therapies, and 3) that the product candidate demonstrates an effect on an intermediate clinical endpoint that is reasonably likely to predict clinical benefit. FDA confirmed that the Company has met criterion 1 and 2. Regarding criterion 3, FDA has provided guidance and suggestion regarding the intermediate clinical endpoint, which the Company has agreed to in informal discussions with the FDA. The Company intends to formalize the Accelerated Approval guidance provided by FDA via submission of a meeting request to confirm the general elements of the two study components: the COMFORT Toddlers safety study, to be completed before BLA submission, and the confirmatory effectiveness study, including the third Accelerated Approval criterion regarding the intermediate clinical endpoint. The Company expects that the confirmatory study will be initiated by the time of BLA submission and would run in parallel to commercialization in the United States, if Viaskin Peanut is approved.

The Company announced further that it has aligned with FDA on a wear time collection methodology in COMFORT Toddlers that provides a practical approach for subjects and families, is intended to generate sufficient data to support a BLA submission, and places wear time into an acceptable clinical hierarchy relative to other study endpoints. DBV has initiated study start-up activities and plans to screen the first subject in the second quarter of 2025. The company anticipates enrolling approximately 300 – 350 subjects on active treatment into the safety study, which would bring the total Viaskin Peanut patch safety database in toddlers to approximately 600 subjects, consistent with prior FDA guidance. With this path forward, the BLA submission for Viaskin Peanut patch in 1 – 3 years-old under the Accelerated Approval program is anticipated to be supported by:
i. Positive efficacy and safety data from DBV’s previously completed EPITOPE Phase 3 Study; and
ii. Additional safety data generated in COMFORT Toddlers supplemental safety study to be initiated in the second quarter of 2025.
Viaskin Peanut for Children ages 4-7
On September 7, 2022, the Company announced the initiation of VITESSE, a Phase 3 pivotal study of the mVP in children ages 4-7 years with peanut allergy. The Company defined initiation as the submission of the trial protocol to selected study sites for subsequent Institutional Review Board (IRB)/Ethics Committee (EC) approval.
On September 21, 2022, the Company announced it received from the FDA a partial clinical hold letter related to certain design elements of VITESSE. The Company announced on December 23, 2022 that the FDA lifted the partial clinical hold. The FDA confirmed the Company satisfactorily addressed all clinical hold issues and the VITESSE phase 3 clinical study could proceed with the revised trial protocol. On March 7, 2023, the Company announced that the first patient was screened in the VITESSE trial. The Company announced on September 23, 2024 that subject screening was completed in the third quarter of 2024 and that topline results are anticipated by fourth quarter of 2025.

In July 2023, the Company received Type C Meeting Written Responses from the FDA regarding key study design elements for COMFORT Children. Subsequently, in October 2023, the Company received feedback from the FDA addressing the remaining protocol design elements for COMFORT Children. This feedback included language simplification for how Viaskin should be used.
The Company submitted the protocol for its COMFORT Children supplemental safety study in 4--7-years-old to the FDA on November 29, 2023 and, as of the date of this filing, the Company is still awaiting feedback from FDA. The Company anticipates that the COMFORT Children safety study will enroll peanut allergic children ages 4 – 7-years and anticipates the safety study will support the efficacy results from the ongoing VITESSE phase 3 pivotal study. Furthermore, the Company anticipates that the key inclusion criteria for the COMFORT Children study will be based on a physician-diagnosed peanut allergy, peanut-specific IgE and a Skin Prick Test (with no requirement for a DBPCFC). COMFORT Children is anticipated to be initiated towards the end of VITESSE enrollment.
ADS Ratio Change & NASDAQ listing market change
On May 31, 2024, the Company announced plans to change the ratio of its American Depositary Shares (“ADSs”) to its ordinary shares (the “ADS Ratio”), nominal value €0.10 (ten cents) per share, from the current ADS Ratio of one (1) ADS to one-half (1/2) of one (1) ordinary share to a new ADS Ratio of one (1) ADS to one (1) ordinary share (the “ADS Ratio Change”). The ADS Ratio Change was effective on June 7, 2024 (the “Effective Date”).
For the Company’s ADS holders, the change in the ADS Ratio had the same effect as a one-for-two reverse ADS split and was intended to enable the Company to regain compliance with the Nasdaq minimum bid price requirement. On the Effective Date, registered holders of company ADSs held in certificated form were required on a mandatory basis to surrender their certificated ADSs to the depositary bank for cancellation and received one (1) new ADS in exchange for every two existing ADSs surrendered. The exchange of every two existing ADSs then-held for one (1) new ADS occurred automatically, at the Effective Date, with the then-held ADSs being cancelled and new ADSs being issued by the depositary bank. DBV’s ADSs continued to be traded on the Nasdaq Stock Market under the ticker symbol “DBVT”.
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
Note 3: Cash and Cash Equivalents
The following tables summarize the cash and cash equivalents as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Cash	18,451	10,530
Cash equivalents	27,990	130,836
Total cash and cash equivalents as reported in the statements of financial position	46,441	141,367
Bank overdrafts
Total cash and cash equivalents as reported in the statements of cash flows	46,441	141,367
Cash equivalents are convertible into cash on 32 days notice at no or insignificant cost, on demand. They are measured using level 1 fair value measurements.
Note 4: Other Current Assets
Other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Research tax credit	9,649	8,857
Other tax claims	5,610	5,236
Prepaid expenses	2,215	2,103
Other receivables	4,844	1,353
Total	22,318	17,548
Research tax credit
The variance in Research Tax Credit is presented as follows:

Amount in thousands of US dollars
Opening research tax credit receivable as of January 1, 2024	8,857
+ Operating income	3,640
- Payment received	(2,985)
= - Adjustment and currency translation effect	137
Closing research tax credit receivable as of September 30, 2024	9,649
Of which - Non-current portion	—
Of which - Current portion	9,649
Before currency translation effect, the balance in research tax credit as of September 30, 2024, consisted of $8.9 million research tax credit for the previous fiscal year filed with the tax authorities. The $3.0 million research tax credit relating to previous years has already been reimbursed in the third quarter of 2024. The 2023 research tax credit is still awaiting reimbursement in the amount of $6.0 million.The estimated research tax credit for the first nine months of the 2024 fiscal year amounts to $3.6 million.
The other tax claims are primarily related to the VAT as well as the reimbursement of VAT that has been requested. Prepaid expenses are comprised primarily of insurance expenses, as well as legal and scientific consulting fees.
As of September 30, 2024, other receivables include $3.3 million relating to the Services Agreement entered by the Company with Fareva La Vallee, dated March 18, 2024, for the construction of a manufacturing line by Fareva La Vallee for the production and supply of peanut source material for the Company.
Note 5: Lease contracts

Future minimum lease payments under the Company’s operating leases’ right of use as of September 30, 2024 and December 31, 2023, are as follows:

	September 30, 2024			December 31, 2023
	Real Estate	Other assets	Total	Real Estate	Other assets	Total
Current portion	450	32	482	1,205	79	1,284
Year 2	1,480	7	1,487	65	11	75
Year 3	1,295	7	1,302	421	—	421
Thereafter	5,794	10	5,804	5,515	—	5,515
Total minimum lease payments	9,019	56	9,075	7,205	90	7,295
Less: Effects of discounting	(1,652)	(11)	(1,664)	(1,617)	(9)	(1,626)
Present value of lease liabilities	7,367	45	7,412	5,588	82	5,670
Less: current portion	(350)	(24)	(374)	(1,072)	(72)	(1,144)
Long-term lease liabilities	7,017	21	7,038	4,516	10	4,526
Weighted average remaining lease term (years)	7.72	0.02		7.54	0.00
Weighted average discount rate	5.12%	0.03%		4.53%	2.50%
The increase in $1.7 million in lease obligations results from the US headquarter lease.

The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	September 30,
	2024	2023
Operating lease expense / (income)	1,568	1,223
Net termination impact	(46)	(92)
Net restructuring impact	—	—
Supplemental cash flow information related to operating leases is as follows for the period September 30, 2024 and 2023:

	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	1,141	1,410

Note 6: Trade Payables and Other Liabilities
6.1 Trade Payables
Trade payables decreased by $0.8 million as of September 30, 2024, compared to December 31, 2023.
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each fiscal period presented.
6.2 Other Liabilities
The following tables summarize the other liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Other current liabilities	Other non-current liabilities	Total	Other current liabilities	Other non-current liabilities	Total
Employee related liabilities	6,870	—	6,870	7,828	—	7,828
Deferred income	—	—	—		—	—
Tax liabilities	211	—	211	223	—	223
Other debts	705	—	705	883	—	883
Total	7,786	—	7,786	8,934	—	8,934

The Employee related liabilities include short-term debt to employees including social welfare, tax agency obligations and bonus provision. The variance versus year end is due to bonus accruals.
Note 7: Shareholders’ equity
The share capital as of September 30, 2024 is set at the sum of €9,650,153 ($10,979 thousand converted at historical rates). It is divided into 96,501,526 fully authorized, subscribed and paid-up ordinary shares with a par value of €0.10.
Pursuant to the authorization granted by the General Meeting of the Shareholders held on May 16, 2024 (the “SH General Meeting”), the accumulated net losses of the Company after appropriation of the net result for the year ended December 31, 2023, have been allocated to additional paid-in capital.
Note 8: Share-Based Payments
The Board of Directors has been authorized at the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options plan (“SO”), and non-employee warrants (Bons de Souscription d’Actions or “BSA”).
During the nine months ended September 30, 2024, the Company granted 534,000 stock options and 124,000 restricted stock units to employees. There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 12 to the consolidated financial statements included in the Annual Report.
Change in Number of BSA/SO/RSU:

	Number of outstanding
	BSA	SO	RSUs
Balance as of December 31, 2023	244,693	7,118,691	2,095,517
Granted during the period	—	534,000	124,000
Forfeited during the period	—	(172,475)	(137,843)
Exercised/released during the period	—	—	(69,756)
Expired during the period	—	—	—
Balance as of September 30, 2024	244,693	7,480,216	2,011,918
Share-based payments expense reflected in the condensed consolidated statements of operations is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Research & development	SO	(451)	(378)	(1,420)	(1,272)
	RSU	(275)	(85)	(772)	(614)
Sales & marketing	SO	(20)	(25)	(64)	(78)
	RSU	(9)	(8)	(27)	(25)
General & administrative	SO	(722)	(751)	(2,452)	(2,473)
	RSU	(113)	(106)	(338)	(337)
Total share-based compensation (expense)		(1,590)	(1,353)	(5,073)	(4,800)
Note 9: Contingencies
The following tables summarize the contingencies as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Current contingencies	253	3,959
Non-current contingencies	1,070	935
Total contingencies	1,323	4,894

The changes in contingencies are as follows:

	Pension retirement obligations	Collaboration agreement - Loss at completion	Other contingencies	Total
At January 1, 2024	935	2,100	1,859	4,894
Increases in liabilities	87	—	73	159
Used liabilities	—	(1,930)	(1,136)	(3,066)
Reversals of unused liabilities	—	—	(656)	(656)
Net interest related to employee benefits, and unwinding of discount	—	—	—	—
Actuarial gains and losses on defined-benefit plans	33	—	—	33
Currency translation effect	16	(30)	(27)	(41)
At September 30, 2024	1,070	141	112	1,323
Of which current	—	141	112	253
Of which non-current	1,070		—	1,070
In May 2016, the Company entered into a Development Collaboration and License Agreement (the “Collaboration Agreement”) with Societe des Produits Nestle S.A. (formerly, NESTEC S.A.) (“NESTEC”) under which the Company was responsible for leading the development activities of MAG1C up through a pivotal phase 3 clinical program. On October 30, 2023, the Company signed a Mutual Termination Letter Agreement with NESTEC terminating the Collaboration Agreement between the parties. As of September 30, 2024, the accrual for ongoing Clinical study completion totals $0.1 million as compared to $2.1 million as of December 31, 2023 representing our best estimate of the remaining expenses related to the ongoing clinical study.
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
Note 10: Operating income
The following table summarizes the operating income during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research tax credit	1,072	1,237	3,640	4,978
Other operating income	—	1,134	—	1,875
Total	1,072	2,372	3,640	6,853
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
Note 11: Operating Expenses
The Company had an average of 108 employees during the nine months ended September 30, 2024, in comparison with an average of 97 employees during the nine months ended September 30, 2023. The increase is mainly due to hiring to support development activities and quality activities.
The following table summarizes the allocation of personnel expenses by function during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and Development expenses	5,026	3,663	15,251	11,684
Sales & Marketing expenses	164	184	731	557
General & Administrative expenses	3,141	2,876	9,791	8,834
Total personnel expenses	8,331	6,724	25,773	21,075

The following table summarizes the allocation of personnel expenses by nature during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Wages and salaries	5,301	4,175	15,984	12,691
Social security contributions	1,190	962	3,912	2,846
Expenses for pension commitments	251	234	804	738
Employer contribution to bonus shares	—	—	—	—
Share-based payments	1,590	1,353	5,073	4,800
Total	8,331	6,724	25,773	21,075
The increase in personnel expenses is due to the recruitment of internal resources mostly based in North America to support development activities.
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
Note 14: Loss Per Share
Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the three- and nine-month periods ended September 30, 2024 and 2023, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive as a result of the Company’s net loss.
The following is a summary of the ordinary share equivalents that were excluded from the calculation of diluted net loss per share for each of the three and nine months ended September 30, 2024 and 2023 indicated in number of potential shares:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Non-employee warrants	244,693	251,693	244,693	251,693
Stock options	7,480,216	5,237,069	7,480,216	5,237,069
Restricted stock units	2,011,918	1,434,616	2,011,918	1,434,616
Prefunded warrants	28,276,331	28,276,331	28,276,331	28,276,331
Note 15: Events after the Close of the Period
The Company evaluated subsequent events that occurred after September 30, 2024, through the date the condensed consolidated financial statements were issued after their approval by the Board of Directors on November 6, 2024, and determined that there are no significant events that require adjustments or disclosure in such condensed consolidated financial statements.

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
Overview
We are a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin. Our therapeutic approach is based on epicutaneous immunotherapy (EPIT) our proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin, an epicutaneous patch (i.e., a skin patch). We have generated significant data demonstrating that Viaskin’s mechanism of action is novel and differentiated, Viaskin targets specialized antigen-presenting immune cells in the skin, called Langerhans cells, that capture the antigen that accumulates in the outer layer of the skin, and then migrate to the skin-draining lymph nodes in order to activate the immune system without passage of the antigen into the bloodstream, minimizing systemic exposure in the body. We are advancing this unique technology to treat children suffering from food allergies, for whom safety is paramount, since the introduction of the offending allergen into their bloodstream can cause severe or life-threatening allergic reactions, such as anaphylactic shock. We believe Viaskin may offer convenient, self-administered, non-invasive immunotherapy to patients, if approved.
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
Currently, we have an ongoing Phase 3 efficacy and safety trial (VITESSE) to evaluate the modified Viaskin Peanut patch in children ages four through seven with peanut allergy. On March 7, 2023, the Company announced that the first patient was screened in the VITESSE study. The Company announced on September 23, 2024 that subject screening was completed in the third quarter of 2024 and that topline results are anticipated by fourth quarter of 2025. We also have an ongoing Phase 3 open-label extension to the EPITOPE trial (our completed Phase 3 efficacy and safety trial conducted in peanut-allergic toddlers which met its clinical endpoints), with 3-year results anticipated later this year, as well as two planned Phase 3 supplementary safety studies, one in peanut-allergic children ages four through seven, and one in peanut-allergic toddlers, ages one through three. The Company submitted the protocol for its COMFORT Toddlers supplemental safety study in 1 – 3 years-old to the FDA on November 9, 2023. The Company received comments and queries to the protocol from the FDA on March 11, 2024.

On July 30, 2024, the Company announced that it and the FDA had been engaged in ongoing dialogue since May 2023 on the COMFORT Toddlers supplemental safety study in 1 – 3-years-old with a peanut allergy. The study protocol was submitted on November 9, 2023, with comments provided by FDA on March 11, 2024. Since March, much of the dialogue between DBV and FDA regarding the COMFORT Toddlers supplemental study had focused on patch wear-time experience, including how prescribers would advise parents and caregivers to manage day-to-day variability in patch wear time. The Company proposed an approach, informed by the EPITOPE efficacy data, that focuses on the user experience during the first 90-days of treatment. The Company submitted to the FDA draft labeling for Section 2 – Dosing and Administration, for a potential Viaskin Peanut Prescribing Information (PI), along with comprehensive supportive data and analyses. Within the first 90-days of treatment (excluding the lead-in dosing period) it is possible to identify those patients who are very likely to have a robust clinical efficacy response based on patch wear time experience (i.e., “Label-in” patients). The proposed PI recommends continuation of treatment for these patients. With the same 90-day approach, patients less likely to have a robust clinical efficacy response, identified by their patch wear-time experience, would be identified as “Label-out” patients. In these instances, the PI would recommend a shared decision-making process, between the health care provider and the parent or caregiver, to determine whether treatment should be discontinued.

On October 22, 2024, the Company announced positive regulatory updates for the Viaskin Peanut patch in the United States and Europe. The Company has agreed to guidance provided by the FDA on a potential pathway under the Accelerated Approval program for the Viaskin Peanut patch in toddlers ages 1 – 3 years-old.

FDA guidance for Accelerated Approval include three qualifying criteria: 1) that the product candidate treats a serious condition, 2) that the product candidate generally provides a meaningful advantage over available therapies, and 3) that the product candidate demonstrates an effect on an intermediate clinical endpoint that is reasonably likely to predict clinical benefit. FDA confirmed that DBV has met criterion 1 and 2. Regarding criterion 3, FDA has provided guidance and suggestion regarding the intermediate clinical endpoint, which DBV has agreed to in informal discussions with the FDA. The Company intends to formalize the Accelerated Approval guidance provided by FDA via submission of a meeting request to confirm the general elements of the two study components: the COMFORT Toddlers safety study, to be completed before BLA submission, and the confirmatory effectiveness study, including the third Accelerated Approval criterion regarding the intermediate clinical endpoint. DBV expects that the confirmatory study will be initiated by the time of BLA submission and would run in parallel to commercialization in the United States, if Viaskin Peanut is approved.
The Company announced further that it has aligned with FDA on a wear time collection methodology in COMFORT Toddlers that provides a practical approach for subjects and families, is intended to generate sufficient data to support a BLA submission, and places wear time into an acceptable clinical hierarchy relative to other study endpoints. DBV has initiated study start-up activities and plans to screen the first subject in the second quarter of 2025. The Company anticipates enrolling approximately 300 – 350 subjects on active treatment into the safety study, which would bring the total Viaskin Peanut patch safety database in toddlers to approximately 600 subjects, consistent with prior FDA guidance. With this path forward, the BLA submission for Viaskin Peanut patch in 1 – 3 years-old under the Accelerated Approval program is anticipated to be supported by:
i. Positive efficacy and safety data from DBV’s previously completed EPITOPE Phase 3 Study; and
ii. Additional safety data generated in COMFORT Toddlers supplemental safety study to be initiated in the second quarter of 2025.

The Company announced further that the COMFORT Children safety study is expected to be initiated in the second quarter of 2025. This study plans to enroll approximately 250 subjects to raise the total number of 4 – 7 years-old on active treatment across the development program to approximately 600, consistent with prior FDA guidance. The VITESSE phase 3 efficacy trial of the Viaskin Peanut patch in peanut allergic children ages 4 – 7 years-old and the COMFORT Children safety study will constitute the core studies for a BLA submission in 4 – 7 years-old.

The Company announced further that it sought scientific advice from the EMA regarding the components of a MAA for the Viaskin Peanut patch. Previous advice obtained from two local country regulatory health authorities indicated a potential path for a 1 – 7 year-old registration with one patch, the modified patch. The EMA recently confirmed through scientific advice that the completed EPITOPE study in 1 – 3 years-old, and a positive VITESSE study in 4 – 7 years-old, could constitute an MAA submission for a 1 – 7 year-old indication for peanut allergy patients using the modified patch, along with a new safety study in 1 – 3 years-old with the modified patch. Timing for the initiation of this new safety study to satisfy the important EU market is currently being planned.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States(“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the revenue, costs and expenses recognized during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no new policies or significant changes to our critical accounting policies as disclosed in the critical accounting policies described in the Annual Report. Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of our Annual Report.
Business trends and Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. dollars, for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023	$ change	% of change
Operating income	1,072	2,372	(1,299)	(54.8)%
Operating expenses
Research and development expenses	(23,662)	(13,795)	(9,866)	71.5%
Sales and marketing expenses	(519)	(663)	144	(21.7)%
General and administrative expenses	(7,220)	(6,184)	(1,037)	16.8%
Total Operating expenses	(31,401)	(20,642)	(10,759)	52.1%
Financial income (expense)	(113)	1,534	(1,647)	(107.4)%
Income tax	—	—	—	—%
Net loss	(30,442)	(16,736)	(13,705)	81.9%
Basic/diluted Net loss per share attributable to shareholders	(0.32)	(0.17)
Operating Income
The following table summarizes our operating income during the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023	$ change	% of change
Sales	—	—	—	—%
Other income	1,072	2,372	(1,299)	(54.8)%
Research tax credit	1,072	1,237	(165)	(13.4)%
Other operating income	—	1,134	(1,134)	(100.0)%
Total operating income	1,072	2,372	(1,299)	(54.8)%

Until the end of 2023, our operating income was composed of both the French research tax credit (Crédit d’Impôt Recherche, or “CIR”) and the revenue recognized under the Collaboration Agreement with NESTEC. Following the termination of the Collaboration Agreement on October 30, 2023, our operating income is now exclusively generated by the French research tax credit which explains why Other operating income was nil for the three months ended September 30, 2024 compared to $1.1 million for the three months ended September 30, 2023.
Research tax credit decreased by $0.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 primarily due to a greater proportion of studies activities carried out in North America and therefore not eligible to the French Research tax credit.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended September 30, 2024 and 2023:

Research and Development expenses	Three months ended September 30
	2024	2023	$ change	% of change
External clinical-related expenses	17,216	12,277	4,939	40.2%
Employee-related costs	4,300	3,203	1,097	34.2%
Share-based payment expenses	726	460	266	57.7%
Depreciation, amortization and other costs	1,419	(2,145)	3,565	(166.2)%
Total Research and Development expenses	23,662	13,795	9,866	71.5%
Research and Development expenses increased by $9.9 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to an increase in external clinical-related expenses of $4.9 million, primarily reflecting progress on subject enrollment in VITESSE Phase 3 clinical trial after the initiation of the study with the first patient screened in March 2023.
Employee-related costs, excluding share-based payments, increased by $1.1 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 due to the recruitment of 13 internal resources in Medical, Quality and Regulatory Affairs mostly based in the U.S.
Depreciation, amortization and other costs increased by $3.6 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to (1) the termination of the Collaboration Agreement with NESTEC no longer requiring onerous contract provisioning, (2) accruals on CRO activities and (3) Medical, Quality and Regulatory Affairs activities.
Sales and Marketing expenses
The following table summarizes our sales and marketing expenses incurred during the three months ended September 30, 2024 and 2023:

Sales & Marketing expenses	Three Months Ended September 30,
	2024	2023	$ change	% of change
Personnel expenses (incl.share-based payment expenses)	144	184	(40)	-21.8%
External professional services and other costs	187	343	(156)	-45.5%
Depreciation, amortization and other costs	188	136	52	38.2%
Total Sales & Marketing expenses	519	663	(144)	-21.7%
Sales and marketing expenses have decreased by $0.1 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023 mainly due to the optimization of external professional services.

General and Administrative expenses
The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2024 and 2023:

General & Administrative expenses	Three Months Ended September 30,
	2024	2023	$ change	% of change
External professional services	2,579	840	1,738	206.8%
Employee-related costs	2,307	2,024	283	14.0%
Share-based payment expenses	835	853	(18)	-2.1%
Depreciation, amortization and other costs	1,500	2,467	(967)	-39.2%
Total General & Administrative expenses	7,220	6,184	1,037	16.8%
General and Administrative expenses increased by $1.0 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
External professional services increased by $1.7 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 mainly due to (1) one-time costs associated with financing activities, and trademark and patent activities and (2) an accrual reversal that occurred last year and had the effect of reducing the corresponding last year expenses.

These increases are partially offset by a decrease in depreciation, amortization and other costs for $1.0 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 primarily due to the provision reversal on the Montrouge office revamping following the non-renewal of the related lease agreement.

Financial income (expense)
Our financial expense was $(0.1) million for the three months ended September 30, 2024, compared to a financial income of $1.5 million for the three months ended September 30, 2023. This item mainly includes the financial income on our financial assets and foreign exchange result.

Income tax
Our income tax expense was nil for the three months ended September 30, 2024 compared to nil for the three months ended September 30, 2023.

Net loss
Net loss was $30.4 million for the three months ended September 30, 2024, compared to $16.7 million for the three months ended September 30, 2023. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.32 and $0.17 for the three months ended September 30, 2024 and 2023, respectively.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. dollars, for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023	$ change	% of change
Operating income	3,640	6,853	(3,213)	(46.9)%
Operating expenses
Research and development expenses	(70,438)	(47,448)	(22,990)	48.5%
Sales and marketing expenses	(2,263)	(1,613)	(650)	40.3%
General and administrative expenses	(23,667)	(22,304)	(1,364)	6.1%
Total Operating expenses	(96,368)	(71,365)	(25,003)	35.0%
Financial income	1,873	2,984	(1,111)	(37.2)%
Income tax	(48)	(13)	(35)	273.6%
Net loss	(90,903)	(61,540)	(29,363)	47.7%
Basic/diluted Net loss per share attributable to shareholders	(0.95)	(0.65)
Operating Income
The following table summarizes our operating income during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ change	% of change
Sales	—	—
Other income	3,640	6,853	(3,213)	(46.9)%
Research tax credit	3,640	4,978	(1,338)	(26.9)%
Other operating income	—	1,875	(1,875)	(100.0)%
Total operating income	3,640	6,853	(3,213)	(46.9)%
During the nine months ended September 30, 2024 we generated an Operating Income of $3.6 million compared to $6.9 million during the nine months ended September 30, 2023.
Until the end of 2023, our operating income was composed of both the French research tax credit (Crédit d’Impôt Recherche, or “CIR”) and the revenue recognized under the Collaboration Agreement with NESTEC. Following the termination of the Collaboration Agreement on October 30, 2023, our operating income is now exclusively composed of the French research tax credit. Other operating income was nil for the nine months ended September 30, 2024 compared to $1.9 million for the nine months ended September 30, 2023.
Research tax credit decreased by $1.3 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 primarily due to the fact that a greater proportion of clinical studies activities were carried out in North America and were therefore not eligible to the French Research tax credit.
Operating Expenses

Research and Development Expenses
The following table summarizes our R&D expenses incurred during the nine months ended September 30, 2024 and 2023:

Research and Development expenses	Nine Months Ended September 30,
	2024	2023	$ change	% of change
External clinical-related expenses	49,708	34,170	15,538	45.5%
Employee-related costs	13,059	9,797	3,262	33.3%
Share-based payment expenses	2,192	1,886	305	16.2%
Depreciation, amortization and other costs	5,479	1,595	3,884	243.5%
Total Research and Development expenses	70,438	47,448	22,990	48.5%
Research and Development expenses increased by $23.0 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, essentially due to external clinical-related expenses increasing by $15.5 million from both patient enrollment in VITESSE Phase 3 clinical trial sustainable increase after the initiation of the study with the first patient screened in March 2023 and the preparatory activities for the COMFORT studies in preparation for and anticipation of initiation after FDA alignment.
Employee-related costs, excluding share-based payments, increased by $3.3 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 due to the recruitment of 13 internal resources in Medical, Quality and Regulatory Affairs, mostly based in the U.S.
Depreciation, amortization and other costs increased by $3.9 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to (1) l the termination of the Collaboration Agreement with NESTEC, (2) accruals on CRO activities and (3) Medical, Quality and Regulatory Affairs activities.
Sales and Marketing expenses
The following table summarizes our sales and marketing expenses incurred during the nine months ended September 30, 2024 and 2023:

Sales & Marketing expenses	Nine Months Ended September 30,
	2024	2023	$ change	% of change
Personnel expenses (incl.share-based payment expenses)	731	557	175	31.4%
External professional services and other costs	754	691	63	9.1%
Depreciation, amortization and other costs	777	365	412	113.0%
Total Sales & Marketing expenses	2,263	1,613	650	40.3%
Sales and marketing expenses increased by $0.6 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily to support pre-commercialization activities for Viaskin Peanut in North America.
General and Administrative expenses
The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2024 and 2023:

General & Administrative expenses	Nine Months Ended September 30,
	2024	2023	$ change	% of change
External professional services	8,173	6,352	1,821	28.7%
Employee-related costs	7,001	6,023	977	16.2%
Share-based payment expenses	2,791	2,811	(20)	-0.7%
Depreciation, amortization and other costs	5,703	7,117	(1,414)	-19.9%
Total General & Administrative expenses	23,667	22,304	1,364	6.1%
General and Administrative expenses increased by $1.4 million for nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
External professional services increased by $1.8 million for nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to one-time costs associated with (1) office moves in France and the U.S, (2) financing activities and (3) trademark and patent activities.

This increase is partially offset by a decrease in depreciation, amortization and other costs for $1.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 primarily due to the provision reversal on the Montrouge office revamping.
Financial income (expense)
Our financial income was $1.9 million for the nine months ended September 30, 2024, compared to a financial income of $3.0 million for the nine months ended September 30, 2023. This item mainly includes financial income on our financial assets and an unfavorable foreign exchange result.
Income tax

Our income tax expense was $48 thousand for the nine months ended September 30, 2024 compared to $13 thousand for the nine months ended September 30, 2023.
Net loss
Net loss was $90.9 million for the nine months ended September 30, 2024, compared to $61.5 million for the nine months ended September 30, 2023. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.95 and $0.65 for the nine months ended September 30, 2024 and 2023, respectively.
Liquidity and Capital Resources
Financial Condition
On September 30, 2024, we had $46.4 million in cash and cash equivalents compared to $141.4 million of cash and cash equivalents on December 31, 2023.
Based on its current operations, plans and assumptions, the Company expects that its balance of cash and cash equivalents will be sufficient to fund its operations into the first quarter 2025.
As of the date of filing, our available cash and cash equivalents will not be sufficient to support our operating plan for at least the next 12 months. As such, there is substantial doubt regarding our ability to continue as a going concern.
We have incurred operating losses and negative cash flows from operations since our inception. Net cash used for operating activities was $92.2 million and $66.0 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, we recorded a net loss of $90.9 million. Our net cash flows provided by financing activities decreased to $(0.1) million during the nine months ended September 30, 2024 from $7.0 million during the nine months ended September 30, 2023 yielded by our ATM.
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
Operating leases
Our corporate headquarters are located in Châtillon, France. Our principal offices occupy a 2,447 square meter facility, pursuant to a lease agreement dated November, 2023 and represents $5.7 million cash requirement as of September 30, 2024. The lease term ends in March, 2033.
The lease agreement for the office occupying 4,470 square meter facility in Montrouge, France, signed on March 3, 2015, with an effective date of August 1, 2025, expired on May 31, 2024. Associated lease termination costs were reflected in the Company’s financial accounts in the Annual Report.

Our primary U.S. office is located in Warren, New Jersey. In February 2024, we entered into a sublease agreement, commencing on March 19, 2024 and effective for 70 months, for an office of 16,704 square feet in Warren, New Jersey. The Warren office represent a $1.9 million cash requirement as of September 30, 2024 which expires December 31, 2029.
We also have facilities in North America that were intended to support our U.S. operations. We lease 5,799 square feet in Basking Ridge, New Jersey, which commenced on April 1, 2022 and is effective for 38 months.The Basking Ridge office represents a $0.1 million cash requirement as of September 30, 2024 which expires April 30, 2025.
The Company transitioned to its new offices location in Warren NJ and Châtillon France in April 2024.
There have been no material changes in our operating leases from those disclosed in the Annual Report except the impact of the new lease in Warren NJ for $1.7 million.

Purchase obligations - Obligations Under the Terms of CRO Agreements
In preparation of the launch of our clinical trials for Viaskin Peanut, we signed agreements with several contract research organizations. As of September 30, 2024 expenses associated with the ongoing trials amounted globally to $162.4 million compared to $114.4 million as of December 31, 2023.
There have been no material changes in our purchase obligations from those disclosed in our Annual Report.
Summary Statement of Cash Flows
The table below summarizes our sources and uses of cash for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
(Amounts in thousands of U.S. Dollars)	2024	2023	$ change	% of change
Net cash flow provided by (used in) operating activities	(92,222)	(65,967)	(26,255)	39.8%
Net cash flow provided by (used in) investing activities	(1,550)	(621)	(929)	149.7%
Net cash flowprovided by (used in) financing activities	(88)	6,956	(7,045)	(101.3)%
Effect of exchange rate changes on cash and cash equivalents	(1,065)	(427)	(638)	149.2%
Net (decrease) increase in cash and cash equivalents	(94,925)	(60,059)	(34,866)	58.1%
Operating Activities
Our net cash flows used in operating activities were $92.2 million and $66.0 million during the nine months ended September 30, 2024 and 2023, respectively. Our net cash flows used in operating activities increased by $26.3 million . The variance is mainly driven by the increase in (1) external clinical related expenses by $10.2 million, (2) Regulatory and Manufacturing activities by $9.9 million and (3) internal employees’ compensation increase by $4.8 million as a result of the hiring of 16 additional internal resources.
Investing Activities
Our net cash flows used in investing activities were $1.5 million and $0.6 million during the nine months ended September 30, 2024 and 2023 respectively. The variance includes capitalized costs for the headquarters move to Châtillon in April 2024 which amounted to $1.8 million.
Financing Activities
Our net cash flows from financing activities were $(88) thousand for the nine months ended September 30, 2024 compared to $7.0 million for the nine months ended September 30, 2023 from the ATM.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on its evaluation as of September 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2024,we issued the following unregistered securities:
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
•    On July 29, 2024, the issuance of an aggregate of 5,849 ordinary shares to U.S. employees upon settlement of RSUs; and
•    On September 23, 2024, the issuance of an aggregate of 2,599 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the nine months ended September 30,2024, none of our directors and officers (as defined in Rule16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions, or written plans for the purchase or sale of the Company’s securities.
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
*Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporate language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DBV Technologies S.A. (Registrant)
Date: November 6, 2024	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)
Date: November 6, 2024	By:	/s/ Virginie Boucinha
Virginie Boucinha
Chief Financial Officer
(Principal Financial and Accounting Officer)