Form 10-K
period 2024-12-31
DBV Technologies S.A.
filed 2025-04-11
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
____________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
    □ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________
Commission file number 001-36697
DBV TECHNOLOGIES S.A.
(Exact name of registrant as specified in its charter)
____________________

France	Not applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
107 Av. de la République
92320 Châtillon
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code +33 1 55 42 78 78
____________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing five ordinary shares, nominal value €0.10 per share	DBVT	The Nasdaq Stock Market LLC
Ordinary shares, nominal value €0.10 per share*	n/a	The Nasdaq Stock Market LLC
*Not for trading, but only in connection with the registration of the American Depositary Shares.
Securities registered pursuant to section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
□ Yes ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
□ Yes ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes □ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒  Yes □ No
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
 Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price per American Depositary Share, or ADS, of the registrant’s ADSs on The Nasdaq Capital Market on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $84.2 million.
As of April 10, 2025, the registrant had 136,948,872  ordinary shares, nominal value €0.10 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, or Proxy Statement, for its 2025 Combined Ordinary and Extraordinary General Shareholders’ Meeting, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
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
•our expectations with respect to an actionable regulatory pathway, including an Accelerated Approval pathway, for toddlers ages 1-3 years-old for Viaskin Peanut patch;
•the timing and anticipated results of interactions with regulatory agencies;
•the design, initiation, timing, progress, results and success of our pre-clinical studies and clinical trials, and our research and development programs;
•the sufficiency of existing capital resources;
•our business model and our other strategic plans for our business, product candidates and technology;
•our ability to manufacture clinical and commercial supplies of our product candidates and comply with regulatory requirements related to the manufacturing of our product candidates;
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
•expectations with respect to cash runway;
•our financial performance;
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
•We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
•We may require additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, or terminate our product development efforts or other operations.
•We are limited in our ability to raise additional share capital, which may make it difficult for us to raise capital to fund our operations.
•We are obligated to develop and maintain a system of effective internal controls over financial reporting. These internal controls may be determined to be not effective, which may adversely affect investor confidence in our company and, as a result, the value of our ordinary shares and ADSs.
•We depend almost entirely on the successful development of our novel Viaskin technology. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, Viaskin products.
•Our product candidates have undergone and/or will be required to undergo clinical trials that are time-consuming and expensive, the outcomes of which are unpredictable, and for which there is a high risk of failure. If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or our collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.
•In most of our clinical trials, we utilize an oral food challenge procedure intentionally designed to trigger an allergic reaction, which could be severe or life-threatening.
•Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay or prevent our ability to generate revenues.
•If our product candidates are not approved by the FDA, or comparable foreign regulatory authorities, we will be unable to commercialize them in the United States or foreign countries.
•The approval process outside the United States varies among countries and may limit our ability to develop, manufacture and sell our products internationally. Failure to obtain regulatory approval in foreign countries would prevent our product candidates from being marketed abroad.
•Even if we, or our collaborators, obtain regulatory approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we or they market our products, which could materially impair our ability to generate revenue.
•Any of our product candidates for which we, or our collaborators, obtain regulatory approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we, and our collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.
•If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed, and our business will be harmed.
•Access to raw materials and products necessary for the conduct of clinical trials, for commercialization, if approved, and manufacturing of our product candidates and product, if any, is not guaranteed.
•Relying on third-party manufacturers may result in delays in our clinical development or commercialization efforts.
•We rely, and will rely in the future, on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing product candidates.
•Even if collaborators with which we contract in the future successfully complete clinical trials of our product candidates, those candidates may not be commercialized successfully for other reasons.
•Currently, we do not have commercial-ready marketing and sales infrastructure. If we are unable to establish effective sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.
•Our product candidates are regulated as biological products, or biologics, which may subject them to competition sooner than anticipated.

•Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if any.
•Changes in regulatory requirements, or guidance from the FDA and foreign regulatory authorities or unanticipated events during our clinical trials of Viaskin patch products may occur, which may result in changes to clinical trial protocols or additional clinical trial requirements, and could result in increased costs to us and could delay our development timeline.
•If we do not secure collaborations with strategic partners to test, commercialize and manufacture certain product candidates , we may not be able to successfully develop products and generate meaningful revenues.
•Our ability to compete may decline if we do not adequately protect our proprietary rights.
•Biopharmaceutical patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.
•We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.
•Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could negatively affect our operating results and business.
•Our failure to maintain certain tax benefits applicable to French technology companies may adversely affect our results of operations.
•We may be forced to repay conditional advances prematurely if we fail to comply with our contractual obligations under the applicable innovation grant agreements.
•We will need to develop and implement sales, marketing and distribution capabilities before we are able to bring any product candidate to market, if approved, and as a result, we may encounter difficulties in managing this development and expansion, which could disrupt our operations.
•If we are not able to comply with the applicable continued listing requirements or standards of the Nasdaq Capital Market, or Nasdaq, our ADSs could be delisted.
•The dual listing of our ordinary shares and our ADSs may adversely affect the liquidity and value of the ADSs.

Unless the context otherwise requires, we use the terms “DBV,” “DBV Technologies,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K, or Annual Report, to refer to DBV Technologies S.A. and, where appropriate, its consolidated subsidiaries. “Viaskin®”, “EPIT™” and our other registered and common law trade names, trademarks and service marks are the property of DBV Technologies S.A. or our subsidiaries. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

PART I
Item 1. Business.
Overview
DBV Technologies is a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin. Our therapeutic approach is based on epicutaneous immunotherapy, or EPIT, our proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin, an epicutaneous patch (i.e., a skin patch). We have generated significant data demonstrating that Viaskin’s mechanism of action is novel and differentiated. Viaskin targets specific antigen-presenting immune cells in the skin, called Langerhans cells, that capture the antigen and migrate to the lymph node in order to activate the immune system without passage of the antigen into the bloodstream, minimizing systemic exposure in the body. We are advancing this unique technology to treat children suffering from food allergies for whom safety is paramount since the introduction of the offending allergen into their bloodstream can cause severe or life-threatening allergic reactions, such as anaphylactic shock. We believe Viaskin may offer convenient, , non-invasive immunotherapy to patients.
Our most advanced product candidate is Viaskin Peanut, which has been evaluated as a potential therapy for children with peanut allergy in eleven clinical trials, including four Phase 2 trials and four completed Phase 3 trials. We also have an ongoing Phase 3 trial of Viaskin Peanut in children ages four to seven with peanut allergy, as well as one planned Phase 3 supplementary safety studies, in peanut-allergic toddlers, ages one through three.
We have earlier-stage food allergy programs including Viaskin Milk and Eosinophilic Esophagitis, or EoE.
Our Strategy
Our goal is to change the field of immunotherapy by developing and commercializing safe, effective, and convenient therapies for patients with food allergies and other immunological conditions. Key elements of our strategy are:
•pursue the continued development of Viaskin Peanut for toddlers and children with peanut allergy;
•seek regulatory approval for Viaskin Peanut in the United States and the European Union;
•advance the clinical development of additional Viaskin product candidates in the United States and other major markets;
•build a broad immunotherapy product pipeline with our innovative Viaskin technology platform.
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
Clinically, an allergic reaction to peanut is characterized by rapid onset of symptoms which are triggered by the release of mediators from mast cells and basophils and typically involves one or more target organs. Presentation and severity of allergic reactions are unpredictable and may vary from mild to severe (anaphylaxis) within populations and within individuals over time. In the case of peanut allergy, all individuals are considered at risk for severe allergic reactions, irrespective of their past history.
Current Challenges in the Management of Peanut Allergy Patients
The standard of care for the management of peanut allergy is strict allergen avoidance and the use of epinephrine in case of an allergic reaction. However, since peanut is a common ingredient in many foods, complete avoidance is difficult to achieve, and accidental exposures in peanut-allergic children remains a common issue. The estimated rate of accidental peanut exposure in peanut-allergic children is estimated to be 12.4% per year, with approximately 40% of children experiencing an accidental exposure within three years of diagnosis. In addition, the constant vigilance required to avoid allergen exposure can affect the quality of life of peanut-allergic children and their parents/caregivers. Daily family activities and social events are negatively impacted by the anxiety and fear of accidental peanut ingestion. According to a 2020 publication, a recent survey conducted across eight European countries reported high rates of frustration, stress and isolation in peanut-allergic individuals and their caregivers. The current management of peanut allergy has significant limitations and highlights the need for safe and effective treatments that can induce clinical desensitization (i.e., increased tolerance to peanut allergen), thus minimizing the risk of reaction due to accidental ingestion.
Current and Emerging Peanut Allergy Treatments
Several non-specific and allergen-specific treatment approaches are in various stages of clinical development for the treatment of peanut allergy. Food allergen-specific approaches include epicutaneous immunotherapy, or EPIT, oral immunotherapy, or OIT, (both with and without adjunctive therapies), and sublingual immunotherapy, or SLIT. EPIT is an emerging therapeutic approach to food allergy that utilizes the unique immune properties of the skin to deliver allergen directly to antigen-presenting cells in the epidermis and dermis to initiate desensitization. Although efficacious, peanut OIT may not be suitable or a preferred option for all children with peanut allergy because of its relatively high rate of systemic side effects and the limitations the treatment places on activities of daily living, including exercise, and unpredictability of tolerance in the setting of intercurrent illness. A proprietary form of OIT, Palforzia®, is approved in the US and the European Union for the treatment of peanut allergy in children aged 1–17 years. Xolair® (omalizumab), an anti-immunoglobulin E (IgE) antibody was recently approved by the FDA for the reduction of allergic reactions, including anaphylaxis, that may occur with accidental exposure to one or more foods in adult and pediatric patients aged 1 year and older with IgE-mediated food allergy. SLIT for peanut allergy has demonstrated evidence of clinical success, with a more satisfactory side effect profile compared to OIT. Despite the evident interest of clinicians to further evaluate these treatment procedures, OIT and SLIT may not be applicable across all ages and risk categories of peanut-allergic children and adults.
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
Our Viaskin Technology Platform
Over the last decade, we have developed an innovative immunotherapy technology platform, with the potential for sustained therapeutic effect, by delivering biologically active compounds, including antigens, via intact skin. Epicutaneous, also known as on the skin, immunotherapy, or EPIT, exposes tolerance-promoting immune cells in the skin to an adhesive dermal patch containing a small (micrograms) dose of antigen, such as food protein. This technology platform, which we call Viaskin, is an innovative approach to potentially treating immunological disorders, with a primary focus on food allergy. In EPIT, intact skin is exposed to allergen via the Viaskin technology using a patch that contains microgram amounts of food protein. Allergen applied via EPIT is captured in the superficial layers of the skin by specialized antigen presenting cells (Langerhans cells within the epidermis), as well as dermal dendritic cells, thus limiting exposure to the bloodstream. In experimental models, EPIT induced a population of regulatory T cells, or Tregs, with specific properties that resulted in suppression of allergic. symptoms and protection against further sensitizations. EPIT-induced epigenetic modifications favored a Treg-mediated immune response and a downregulated Th2 response and may play a role in the sustainability of effect. Based on our trials and research, we believe that EPIT has the potential to provide the intended benefits of a disease-modifying treatment in allergy, while avoiding severe or life-threatening allergic reactions.
The key elements of the Viaskin patch mechanism of action, illustrated below, are the following:
•Containing a dry layer of allergen in its center, the patch is positioned on intact skin, without prior preparation.
•The condensation chamber formed between the skin and the center of the patch creates hyperhydration of the skin and an accumulation of water.
•The accumulation of water solubilizes the allergen. Due to this condensation chamber, the epidermis becomes more permeable allowing passage of the allergen into the epidermis.
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

Our Product Candidates
Our product development strategy is based on leveraging Viaskin’s clinical potential. We select our target product candidates with the aim to address allergies that have high unmet medical needs. The following table summarizes the current development status of our product candidates:

Program and Indication	Trial	Phase 2	Phase 3
VIAKSKIN® Peanut Patch (DBV712) - Peanut Allergy	PEPITES: Ages 4-11 years → PEOPLE: OLE extension to PEPITES (completed)
REALISE: Ages 4-11 years
VITESSE: Ages 4-7 years
EPITOPE: Ages years → EPOPEX: OLE extension to EPITOPE (Year 2 of OLE completed)
COMFORT Toddlers: Ages 1-3 years
VIASKIN® Milk Patch (DBV135) – Cow’s Milk Allergy (CMA)	MILES: Ages 2-17 years
VIASKIN® Milk Patch (DBV135) – Eosinophilic Esophagitis (EoE)	SMILEE: Ages 4-17 years
Complete Ongoing Planned
◦Phase I and Phase IIb trials of Viaskin Peanut are not included here.
EPIT=epicutaneous immunotherapy; PEPITES=Peanut EPIT Efficacy and Safety Study; PEOPLE=PEPITES Open Label Extension Study; REALISE=Real Life Use and Safety of EPIT; VITESSE=Viaskin Peanut Immunotherapy Trial to Evaluate Safety, Simplicity and Efficacy; EPITOPE=EPIT in Toddlers with Peanut Allergy; EPOPEX=EPITOPE Open Label Extension Study.

Viaskin Peanut
Our lead product candidate, Viaskin Peanut obtained fast track designation and breakthrough therapy designation in children from the FDA, which are regulatory designations intended to expedite or facilitate the process of reviewing new drugs and biological products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition.
We are pursuing two distinct clinical development programs for Viaskin Peanut with two versions of the patch:
•The original square patch (previously called cVP) for toddlers ages 1 - 3 years with peanut allergy.
•A modified circular patch (previously called mVP) for children 4 - 7 years with peanut allergy.
We also have a large supporting dataset from clinical trials of the original square patch in children ages 4 - 11 with peanut allergy.
Viaskin Peanut for Children ages 1-3
We are developing Viaskin Peanut for the treatment of peanut allergy in toddlers one to three years of age, given the high unmet need and absence of approved treatments for this population. This program is independent from the Viaskin Peanut Program in 4-7-year-olds and uses the cVP (original patch).

The Viaskin Peanut program for toddlers comprises three Phase 3 clinical trials, with the intent for the trials to support a future BLA submission in this age group:
• EPITOPE (EPIT in Toddlers with Peanut Allergy), a randomized, two-part, pivotal Phase 3 clinical trial assessing the safety and efficacy of Viaskin Peanut for the treatment of peanut-allergic toddlers one to three years of age;
• COMFORT Toddlers (Characterization of the Optimal Management of Food allergy Relief and Treatment), a supplemental safety study to bring the (total) number of subjects on active therapy close to 600 in total when combined with EPITOPE;
• EPOPEX (Phase 3 Open-Label Extension to the EPITOPE Trial), a follow-up of the EPITOPE study to evaluate the long-term efficacy and safety of Viaskin Peanut in very young children.
In June 2022, we announced positive topline results from EPITOPE, which enrolled 362 subjects ages 1 to 3 years, of which 244 and 118 were in the active and placebo arms, respectively. Enrollment was balanced for age and baseline disease characteristics between the active and placebo treatment arms. The median subject baseline eliciting dose (ED) was 100 mg in each treatment arm. A double-blind, placebo-controlled food challenge (DBPCFC) was administered at baseline and month 12 to determine a subject’s ED at each timepoint. A treatment responder was defined as either a subject with a baseline ED ≤10 mg who reached an ED ≥300 mg of peanut protein at month 12, or a subject with a baseline ED >10 mg and ≤300 mg who reached an ED ≥1,000 mg of peanut protein at month 12.

Viaskin Peanut demonstrated a statistically significant treatment effect (p<0.001), with 67.0% of subjects in the Viaskin Peanut arm meeting the treatment responder criteria after 12 months, as compared to 33.5% of subjects in the placebo arm (difference in response rates = 33.4%; 95% the lower bound of the 95% confidence interval (CI) for the difference in response rates between the active and placebo groups was 22.4%, exceeding the predefined threshold of 15%); left hand side chart. In addition, the proportion of subjects achieving an ED of ≥1000 mg (equivalent to approximately three peanuts) after one year of treatment with Viaskin Peanut 250 μg (VP250) was significantly increased relative to placebo (64.2% versus 29.6%; p<0.001, right hand side chart).
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

Overall, 21 subjects (8.6%) in the Viaskin Peanut arm and three subjects (2.5%) in the placebo arm experienced a serious adverse event (SAE). Only one of the SAEs (0.4%), which was mild periorbital edema (swelling around the eye) in the Viaskin Peanut arm, was deemed related to treatment. The most commonly reported adverse events were skin reactions localized to the administration site, the majority of which were mild to moderate in nature.

Fifty-five subjects (22.5%) in the Viaskin Peanut arm experienced an application site reaction that was assessed as severe by an investigator compared with 10 subjects (8.5%) in the placebo arm. Based on investigators’ reported observations from examinations of the skin at each study visit, using the skin grading systems defined in the protocol, the severity of administration site skin reactions following patch application decreased throughout the course of the 12-month treatment period. Four (1.6%) subjects in the Viaskin Peanut arm experienced an anaphylactic reaction determined to be related to, or possibly related to, treatment. Among these anaphylactic reactions, three resolved with a single dose of epinephrine and one resolved without epinephrine. All anaphylactic reactions were mild to moderate in severity and were characterized mainly by skin and respiratory symptoms.
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
Interim Results from Open-label Extension to EPITOPE Study (EPOPEX)
Following the 12-month treatment period of EPITOPE, eligible subjects could opt to enroll in the open-label, extension (“OLE”) study for up to three years of active total treatment. This ongoing, open label extension to EPITOPE is known as EPOPEX and is evaluating the long-term clinical benefit of Viaskin Peanut in subjects who completed the Phase 3 EPITOPE trial. Subjects randomized to active treatment in EPITOPE could receive an additional two-years of treatment in the OLE and subjects randomized to placebo in EPITOPE cross-over to receive three years of active treatment with annual double-blind placebo-controlled food challenges (DBPCFC) and safety assessments. 266 eligible EPITOPE participants enrolled in EPOPEX.

244 underwent the month-24 DBPCFC (n=166 subjects treated with Viaskin Peanut 250 μg for 24 months); 78 subjects originally randomized to the placebo arm of EPITOPE who crossed-over and received active treatment with Viaskin Peanut for one year in the OLE. In November 2023, we announced the interim analyses from the first year of the open-label extension of EPITOPE. These data were presented at the annual American College of Allergy, Asthma, and Immunology (ACAAI) in November 2023. Using the same primary endpoint definition that was used in EPITOPE, 83.9% of subjects who completed the DBPCFC met the responder criteria after 24 months. This compares to 67% of subjects after one year of therapy. 81.3% of Viaskin Peanut subjects reached an eliciting dose (ED) of ≥1000 mg (equivalent to approximately three peanuts; central chart), relative to 64% after one-year of treatment observed in EPITOPE. Furthermore, following an additional year of treatment, 55.9% completed the food challenge without meeting the stopping criteria (i.e., consumed the equivalent of about 12-14 peanuts).

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

Regarding safety and tolerability findings, no new safety signals were observed, and findings were generally similar to what was reported during the first year of treatment with Viaskin Peanut in EPITOPE. Local application site reactions continued to be the most reported adverse event, with frequency decreasing during the second year of treatment. The frequency of treatment related TEAEs also decreased in Year 2 relative to Year 1. There were no treatment related serious TEAEs reported during the second year of treatment (versus 1% in EPITOPE). As observed during the first year of treatment with Viaskin Peanut, no TEAEs led to permanent study treatment discontinuation. Finally, no treatment-related anaphylactic events were observed in the second year of treatment (compared with 1.7% of participants during the first year of treatment with Viaskin Peanut in EPITOPE). In summary, two years of VP250 in 1-3-year-old peanut-allergic toddlers resulted in continued increases in treatment effect, beyond those observed after one year, without any new safety signals.
In placebo-treated EPITOPE participants, outcomes after 12 months of cross-over to Viaskin Peanut in EPOPEX were consistent with EPITOPE treatment results: 68.0% were responders (compared to 67% of subjects on active treatment in the first year of EPITOPE); 62.7% of subjects reached an ED ≥1000 mg (relative to 64.2% in EPITOPE); 36.5% reached an ED ≥2000 mg (relative to 37% in EPITOPE); 28.4% completed the DBPCFC without meeting stopping criteria (relative to 30.7% in EPITOPE). There was one event of treatment-related anaphylaxis in Year 2.

We announced month 36 results in January 2025. 266 EPITOPE participants enrolled in the open label extension (EPOPEX) and 211 participants underwent the Month 36 DBPCFC (n=149 VP250; n=62 placebo). After three years of VP250, 83.5% of participants reached an eliciting dose (ED) of ≥1000 mg, an increase from 64.2% at month 12 (the EPITOPE study). A similar increase was observed for participants reaching an ED of ≥2000 mg (72.7% at month 36; 37.0% at month 12;). Those completing the DBPCFC without meeting stopping criteria increased to 68.2% at month 36 from 30.7% at month 12. Continued reductions in DBPCFC reaction severity occurred, with 66.5% having no/mild symptoms at month 36 vs 40.2% at month 12. No treatment-related anaphylaxis or serious treatment-related TEAEs occurred in Year 3. Local application-site reactions occurred less frequently in Year 3 vs Years 1 and 2. In placebo-treated EPITOPE participants, outcomes after 24 months of VP250 in the OLE were consistent with 24-month results in EPITOPE VP250 participants.
Supplemental Safety Study in Toddlers (COMFORT Toddlers)
In April 2023, we received pre-BLA Type B Meeting Written Responses from the FDA related to the Viaskin Peanut program in toddlers. The FDA did not request an additional efficacy study in 1-3-year-olds (i.e., the Agency agreed that the primary endpoint was satisfactorily met in DBV’s Phase 3 trial EPITOPE). There was agreement with the FDA to conduct a supplemental safety study (COMFORT Toddlers) using the original square (cVP) Viaskin Peanut patch to augment the safety data collected from EPITOPE and have close to 600 total subjects on active treatment in the controlled safety database.
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

On December 11, 2024, the Company announced that it reached alignment with FDA on the Accelerated Approval pathway for Viaskin Peanut patch in toddlers 1-3 years-old and on key study design elements for the COMFORT Toddlers study, including study size and wear time collection methodology and analysis. The Company announced further that FDA confirmed criteria for a post-marketing confirmatory study in toddlers 1-3 years-old and that the Company and FDA agreed that the confirmatory study will assess the effectiveness of the intended commercial Viaskin Peanut patch and will need to be initiated at the time that the BLA is submitted.
Viaskin Peanut for Children ages 4-7
We are evaluating the modified (circular) Viaskin Peanut patch in children ages 4-7 years with peanut allergy in two Phase 3 clinical trials with the intent for the trials to support a future BLA submission in this age group.
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

On September 21, 2022, the Company announced it received from the FDA a partial clinical hold letter related to certain design elements of VITESSE. The Company announced on December 23, 2022 that the FDA lifted the partial clinical hold. The FDA confirmed the Company satisfactorily addressed all clinical hold issues and the VITESSE phase 3 clinical study could proceed with the revised trial protocol. On March 7, 2023, the Company announced that the first patient was screened in the VITESSE trial. The Company announced on September 23, 2024 that subject screening was completed in the third quarter of 2024. Topline results are anticipated in the fourth quarter of 2025.
We enrolled a total of 654 subjects for participation in the VITESSE study, randomized 2:1 active to placebo. The primary efficacy endpoint is the percentage of treatment responders in the active versus placebo arms at month 12. The primary efficacy analysis includes the success criterion of the lower bound of the confidence interval of the difference in responder rates between active and placebo groups being greater than or equal to 15%.
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
Viaskin Peanut for children ages 4-11
Viaskin Peanut completed a global Phase 3 development program for the treatment of peanut allergic patients four to 11 years of age. The program comprised of the following clinical trials:
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
The results from PEPITES and REALISE formed the basis for our 2019 regulatory submission in the United States, a Biologics License Application, or BLA, for the use of Viaskin Peanut in peanut-allergic patients four to 11 years of age. The results from PEPITES, REALISE and PEOPLE formed the basis for our 2020 regulatory submission in the European Union, a Marketing Authorization Application, or MAA, for the use of Viaskin Peanut in peanut-allergic patients four to 11 years of age.

PEPITES (Peanut EPIT Efficacy and Safety Study)
In December 2015, we initiated a pivotal Phase 3 trial designed to evaluate the safety and efficacy of Viaskin Peanut 250 μg in children four to 11 years of age suffering from peanut allergy. PEPITES was a global, randomized 2:1, double-blind, placebo-controlled Phase 3 trial, in which 356 pediatric peanut-allergic patients were treated with Viaskin Peanut 250 μg or placebo for 12 months. A new patch was applied each day, and after two weeks, each patch was worn for 24 hours, plus-or-minus 4 hours. During the trial, patients’ sensitivity to peanut protein was assessed using a double-blind, placebo-controlled food challenge, or DBPCFC, at baseline and again after 12 months of treatment. The DBPCFC was halted once the patient exhibited an objective symptom, as described on a pre-specified scale, thus establishing a subject’s peanut reactivity level, also known as the patient’s eliciting dose, or ED. The median baseline reactive dose in PEPITES was 100 mg at baseline.
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
Response Rate (ITT) after 12 months
With respect to CRD, a key secondary endpoint which measures threshold reactivity during the DBPCFC, we observed that at month 12, patients treated with Viaskin Peanut 250 μg or placebo reached a mean CRD of 906 mg (median 444 mg) and 361 mg (median 144 mg) of peanut protein, respectively. Patients in the active and placebo arms entered the trial at similar sensitivity levels; mean CRD at baseline was 211.7 mg (median 144 mg) in the Viaskin Peanut arm and 212.5 mg (median 144 mg) in the placebo arm. A difference in the CRD was observed between Viaskin Peanut and placebo (nominal p-value <0.001) following 12 months of treatment.
CRD after 12 months

Exploratory analyses showed that changes in peanut-specific biomarkers, including immunoglobulin E (IgE), and immunoglobulin G4(IgG4), support the immunomodulatory effect of Viaskin Peanut. The median observed increase from baseline in peanut-specific IgE was greater in the Viaskin Peanut group vs placebo group, respectively, at month 3 (70.1 kilounits of antibody per liter, or kUA/L vs. 9.8 kUA/L) and month 6 (27.4 kUA/L vs. 1.32 kUA/L). However, at month 12, peanut-specific IgE levels were observed to return to near baseline in both groups (1.1 kUA/L vs. -1.1 kUA/L). Median peanut-specific IgG4 were observed to increase over time in the Viaskin Peanut group (change from baseline at month 3: 0.81 mg/L; month 6: 1.79 mg/L; month 12: 3.27 mg/L), while levels remained unchanged from baseline in the placebo group. The change from baseline in peanut-specific IgG4 was greater at all time points with Viaskin Peanut vs. placebo, and the groups were observed to be highly distinguished by this marker, given a flat trend in the placebo arm. These changes are consistent with trends that have been observed with other forms of immunotherapy such as for venom and inhalant allergies.
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
Change in Eliciting Dose after 12 months
A favorable safety and tolerability profile was observed with Viaskin Peanut. Treatment adherence was high (98.5%), and similar discontinuation rates between treatment groups were reported, with 89.9% of subjects completing the trial. There was a low discontinuation rate due to treatment-emergent adverse events, or TEAEs, (1.7%), and the overall rate of TEAEs, regardless of relatedness to the treatment, was comparable between treatment and placebo groups, at 95.4% and 89.0%, respectively. The most commonly reported TEAEs were mild to moderate application-site reactions that decreased after month one in both frequency and severity. There were no treatment-related gastrointestinal adverse events or cases of eosinophilic esophagitis in this trial.
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
In January 2020, we announced positive topline results up to Year 3 from the open-label extension of our Phase 3 PEPITES trial, or PEOPLE trial, evaluating the long-term efficacy and safety of investigational Viaskin Peanut in peanut-allergic children ages four to 11 years. The results demonstrated long-term clinical benefit as shown by an increase in eliciting dose, or ED, which may decrease the chance of reacting to an accidental peanut exposure. Results of the PEOPLE trial for participants receiving three years of active treatment were published in the Journal of Allergy and Clinical Immunology in October 2020.
Of the 356 participants who were enrolled in PEPITES, 298 eligible participants opted to enroll in PEOPLE. Of the 213 patients who were randomized in the active treatment arm of PEPITES and completed the 12-month trial, 198 patients opted to enter the PEOPLE clinical trial (safety population). Of these patients, 148 were considered completers after 36 months and 141 subjects completed all treatment according to the clinical trial protocol without major deviations. Efficacy data were analyzed from these 141 subjects (per protocol).
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
% of Subjects (N=141)
Changes in ED were maintained or improved over three years in the majority of subjects in the Open-label extension study (Fleischer DM, et al. J Allergy Clin Immunol. 2020;146:863-874).
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
Exploratory analyses suggest Viaskin Peanut may offer sustained effect even after a period without treatment. All participants who reached an ED ≥1,000 mg at month 36 were eligible to continue the trial for two additional months without treatment while maintaining a peanut-free diet. A further double-blind placebo-controlled food challenge to determine ED was administered at the end of this period (month 38). The analysis showed that 77.8% (14/18) of the children who completed the oral food challenge at month 38 maintained desensitization with an ED ≥1,000 mg.
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
Results of REALISE Trial
Results from the six-month blinded portion of this trial were comparable with outcomes from previous trials of Viaskin Peanut 250 μg. The most commonly reported adverse events were local application site reactions, which were mostly mild and moderate in nature. No imbalance in SAEs was observed in the trial, with three cases in three patients in the active arm (1.0%) and two cases in two subjects in the placebo arm (2.0%). One case in one subject in the active arm was qualified by the investigator as moderate anaphylaxis probably related to treatment. The subject responded to standard outpatient therapy. In the six-month blinded period, the discontinuation rate was 2.5%, with a 1.0% dropout related to adverse events. The mean participant compliance was above 95%.
In November 2021, long-term results of from REALISE, including the safety of Viaskin Peanut over three years and potential impact on health-related quality of life (HRQL), were presented at the American College of Allergy, Asthma & Immunology (ACAAI) Annual Scientific Meeting.
United States Regulatory History
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
On December 23, 2022, the Company announced that the FDA lifted the partial clinical hold. The FDA confirmed the Company satisfactorily addressed all clinical hold issues and the VITESSE phase 3 clinical study could proceed with the revised trial protocol. On March 7, 2023, the Company announced that the first patient was screened in the VITESSE study. The Company announced on September 23, 2024 that subject screening was completed in the third quarter of 2024. Topline results are anticipated in the fourth quarter of 2025.
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
The Company submitted the protocol for its COMFORT Children supplemental safety study in ages 4-through-7-years-old to the FDA on November 29, 2023. On October 22, 2024, the Company announced further that the COMFORT Children safety study is expected to be initiated in the second quarter of 2025. On March 24, 2025, the Company announced that in a Written Responses Only to the Company’s Type D IND meeting request the FDA agreed with the Company’s proposal that the safety exposure data from the VITESSE Phase 3 study for Viaskin peanut patch in 4 – 7-year-olds will be sufficient to support a BLA filing in this age group. As a result, the COMFORT Children supplemental safety study will no longer be required and the Company will not conduct the study. The Company will utilize the safety data from the VITESSE participants randomized to active treatment as well as placebo-crossover participants in the VITESSE Open Label Extension (OLE). Accordingly, the Company plans to submit a BLA in the first half of 2026 and anticipates potentially accelerating the product launch by approximately one year, subject to FDA approval.
On December 11, 2024, the Company announced that it reached alignment with FDA on the Accelerated Approval pathway for Viaskin Peanut patch in toddlers 1-3 years-old and on key study design elements for the COMFORT Toddlers study, including study size and wear time collection methodology and analysis. The Company announced further that FDA confirmed criteria for a post-marketing confirmatory study in toddlers 1-3 years-old and that the Company and FDA agreed that the confirmatory study will assess the effectiveness of the intended commercial Viaskin Peanut patch and will need to be initiated at the time that the BLA is submitted. The confirmatory study will include a double-blind, placebo-controlled food challenge (DBPCFC) and will use the same statistical criteria for success (i.e., lower bound of the 95% CI > 15%) as used in the EPITOPE Phase 3 efficacy study. Adhesion data for the post-marketing confirmatory study will be collected in a similar manner relative to the COMFORT Toddlers study. The Company expects these data will further support the importance of average daily wear time in the use of the Viaskin Peanut patch as it relates to efficacy and labeling.
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
On August 2, 2021, we announced we had received from the EMA the Day 180 list of outstanding issues, which is an established part of the prescribed EMA review process. It is a letter that is meant to include any remaining questions or objections at that stage in the process. The EMA identified one major objection remained at Day 180. The Major Objection questioned the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study.
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

Viaskin Milk

Our second product candidate, Viaskin Milk, is in development for the treatment of cow’s milk protein allergy, (IgE-mediated) or CMPA, in children two to 17 years of age, and received fast track designation from the FDA in September 2016. In November 2014, we initiated a multi-center, double-blind, placebo-controlled, randomized Phase 1/2 dose-finding trial to study the safety and efficacy of Viaskin Milk in 198 subjects with Immunoglobulin E, or IgE, mediated CMPA, which we refer to as the Milk Efficacy and Safety, or MILES, trial. The MILES (Milk Efficacy and Safety) clinical trial was designed to determine a safe and effective dose in two age groups: children ages 2 to 11 and adolescents ages 12 to 17. In June 2015, we announced completion of Part A of the MILES study, or Phase 1, for which the DSMB recommended to continue the trial as planned and did not raise any safety concerns, and we launched Part B, or Phase 2, in October 2015.
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
On October 30, 2023, the Company and NESTEC entered into a Mutual Termination Letter Agreement terminating the Collaboration Agreement. Each party remained responsible for its own costs and expenses related to its respective wind-down activities. Any and all licenses and sublicenses, granted by either party to the other party under the Collaboration Agreement, including, without limitation, any licenses to intellectual property, were revoked and terminated.
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
The principles of the Viaskin electrospray technology are the following:
•A constant flow of liquid in a capillary is subjected to a high voltage electric field.
•With our electrospray machine, we can transform these electrically charged liquid droplets into dry solid layers, deposited onto the patch’s backing.
•The electric field directs particles precisely toward the Viaskin patch’s backing.
With Viaskin manufacturing technology, we believe we can achieve:
•a homogeneous layer of protein on the Viaskin patch;
•a specific mass of active substance per Viaskin patch;
•an adjustable active substance dosage for clinical trials;
•instant drying of the active substance;
•a high solubility of the active substance; and

•the possibility of spraying on the Viaskin patch both biological and chemical substances.
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

We believe our proprietary Viaskin manufacturing technology creates high barriers to entry to our line of business, particularly in the engineering and manufacturing of our Viaskin product candidates. We have designed, developed, and built our manufacturing tools, and contract third-party manufacturers to operate it.
We currently rely on a single contract manufacturer, FAREVA Amboise (“FAREVA”), to manufacture and supply clinical and commercial batches of Viaskin Peanut patches. We have entered into a Development Services Agreement, dated August 1, 2015, as amended (the “Development Agreement”), with FAREVA setting forth the terms and conditions whereby DBV selected FAREVA as its contract manufacturing organization to implement the Viaskin production process and to manufacture and supply to DBV batches of finished product for validation and clinical purposes. We have also entered into a Commercial Supply Agreement, dated January 13, 2020, as amended (the “Commercial Supply Agreement”), with FAREVA setting forth the terms and conditions for the manufacture and supply of commercial batches of Viaskin Peanut by FAREVA. We previously agreed with FAREVA to delay implementation of the Commercial Supply Agreement.
Intellectual Property
Our patent portfolio includes pending patent applications and issued patents in the United States and in foreign countries. To date, patents directed to the Viaskin electrostatic patch, as well as patents directed to allergen desensitization methods, have been issued in the major markets, including in particular the United States, Europe, Canada and Australia. We also have patents, extensive know-how and trade secrets covering part of the Viaskin patch manufacturing method using electrospray technology.
These patents and applications generally fall into five broad categories:
•two U.S. patents, which we co-own with with Assistance Publique-Hôpitaux de Paris, or AP-HP, and Université Paris Cité (formerly Université de Paris-Descartes,and prior to that, Université de Paris, prior to merger and name change), relating to the Viaskin electrostatic patch and its use, which expired in 2022;
•patents and patent applications which we own relating to our electrospray method of manufacturing the Viaskin electrostatic patch, which may expire as early as 2029;
•patents and patent applications we co-own with AP-HP, and the Université Paris Cité relating to the treatment of peanut, milk, egg, and other allergies using our Viaskin patch technology, which may expire as early as 2028;
•design patents and patent applications, which we own relating to various designs of components of the Viaskin patch, which may expire as early as 2032; and
•a variety of other patent applications that we own or co-own relating, for example, to prophylactic uses of the Viaskin patch technology and to treatment of other indications using the Viaskin patch technology, and to other technologies.
U.S. Patent Term Extension and Marketing Exclusivity

Depending upon the timing, duration, and specifics of the FDA approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. Accordingly, if the remaining patent term has fourteen (14) or more years after the FDA approval date, the patent would not be eligible for any patent term extension.
The amount of time by which a patent term may be extended is generally one-half the time between the effective date of an IND submission and the submission date of a BLA plus the time between the submission date of a BLA and the FDA’s approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent, and within 60 days of the FDA’s approval of the product. The U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension. In the future, we may apply for extension of patent term for our currently owned or licensed patents to add patent term beyond its then-current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA. Some foreign jurisdictions have analogous patent term extension provisions that allow for extension of the term of a patent that covers a device approved by the applicable foreign regulatory agency. In the future, if a Viaskin patch receives FDA approval, we expect to apply for a patent term extension on the patent that we believe will provide the best exclusivity position for that product if extended.
An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, or BPCIA. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, which can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times, the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product. A reference biological product is granted twelve years of exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. This does not include a supplement for the biological product or a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device, or strength, unless that change is a modification to the structure of the biological product and such modification changes its safety, purity, or potency. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.
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
Absent early termination, the assignment, development and co-ownership agreement will automatically terminate upon the expiration cancellation, or abandonment of the last shared patent. In the event the agreement is terminated, we would no longer have the exclusive right to commercial use of the shared patents, though we would retain our shared ownership rights. In addition, our ownership stake in certain jointly made improvements covered by, or depending on, at least one of the shared patents would survive termination of the agreement. The longest-lived patent rights under the agreement are currently expected to expire in 2031, absent patent term extension.
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
We are aware of several food allergy studies and pharmaceutical developmental efforts connected with such studies that are currently being conducted in major medical centers and hospitals worldwide. These studies are evaluating forms of allergen desensitization treatments such as oral, or OIT; sublingual, or SLIT; subcutaneous, or SCIT; oral mucosal, or OMIT; cutaneous and intranasal, or INT immunotherapy, synthetic, denatured allergens, small molecule inhibitors, or combinations of medicines or methods.
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
There is one treatment for peanut allergy in children 1 to 17 years of age approved by the FDA and the European Commission: Palforzia, a formulation of peanut flour developed by Aimmune Therapeutics, Inc., or Aimmune. Nestlé S.A. acquired Aimmune in October 2020 and divested the Palforzia business to Stallergenes Greer in September 2023. In addition, Xolair (omalizumab) is approved by the FDA for the reduction of allergic reactions including reducing the risk of anaphylaxis, that may occur with accidental exposure to one or more food allergens, including peanut. Omalizumab is an anti-immunoglobulin E (IgE) monoclonal antibody that is administered via subcutaneous injection. The prescribing information for both Palforzia and Xolair indicate patients should continue to avoid all foods to which they are allergic.
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
Our product candidates must be approved by the FDA through the BLA process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:
•completion of extensive nonclinical, sometimes referred to as pre-clinical laboratory tests, pre-clinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials in accordance with applicable IND and other clinical trial-related regulations, sometimes referred to as good clinical practices, or GCPs, to establish the safety and efficacy of the proposed product candidate for its proposed indication;
•submission to the FDA of a BLA;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s current good manufacturing practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality, purity and potency;
•potential FDA audit of the pre-clinical and/or clinical trial sites that generated the data in support of the BLA; and
•FDA review and approval of the BLA prior to any commercial marketing or sale of the product in the United States.
The data required to support a BLA is generated in two distinct development stages: pre-clinical and clinical. The pre-clinical development stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The conduct of the pre-clinical studies must comply with federal regulations, including GLPs. The sponsor must submit the results of the pre-clinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or regulatory non-compliance. Accordingly, we cannot be sure that submission of an original IND submission will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.
The clinical stage of development involves the administration of the product candidate to healthy volunteers or disease-affected subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection (inclusion and exclusion criteria), and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to such protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to participants in a clinical trial are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to the IRB’s, health authorities and public registries (such as clinicaltrials.gov). Sponsors of certain clinical trials of FDA-regulated products, including biologics, are required to register and publicly disclose specified clinical trial information on www.clinicaltrials.gov. Information related to the product candidate, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion.
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
Progress reports detailing the results of a clinical trial must be submitted periodically to the FDA. Written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important rate increase of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements and/or protocol or if the product has been associated with unexpected serious harm to subjects or patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated intervals based on access to certain data from the trial. A sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/ or competitive climate.
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
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee, which is adjusted on an annual basis. PDUFA also imposes an annual program fee for approved drugs. Fee waivers or reductions may be available in certain circumstances, including a waiver of the application fee for the first application filed by a small business or for certain products with an Orphan Drug Designation.
Once a BLA has been accepted for filing, which occurs, if at all, sixty days after the BLA’s submission, the FDA’s goal is to review such BLA within ten months of the filing date for standard review or six months of the filing date for priority review (if granted by the FDA), if the application is for a product intended for a serious or life-threatening condition and the product, if approved, would provide a significant improvement in safety or effectiveness compared to other currently approved products for the condition. The review process is often significantly extended by FDA requests for additional information or clarification. If not accepted for filing, the sponsor must resubmit the BLA and begin the FDA’s review process again, including the initial sixty-day review to determine if the application is sufficiently complete to permit substantive review.

After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, strength, quality, purity and potency. The FDA may refer applications for novel drug product candidates or drug product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and usually a vote by the members as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the sponsor during the review process. The review and evaluation of a BLA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and the sponsor may not receive a timely approval, if at all.
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
•a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
•two or more separate products packaged together in a single package or as a unit and comprised of drug and device products;
•a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device or biological where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or
•any investigational drug, device, or biological packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.
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
Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions as it deems necessary to assure safe use of the drug, such as:
•distribution restricted to certain facilities or physicians with special training or experience; or
•distribution conditioned on the performance of specified medical procedures.
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
Breakthrough Therapy Designation
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
European Union Drug Development
In the European Union, or the EU, product candidates are also subject to extensive regulatory requirements. Approval from the competent authorities of EU Member States must be obtained before commencing clinical trials. In addition, as in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory authorities has been obtained.
Clinical Trials in the EU
Similar to the United States, the various phases of pre-clinical and clinical research in the EU are subject to significant regulatory controls.
Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements. Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on GCPs, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No. 536/2014, or CTR, which entered into application on January 31, 2022, repealing and replacing the Clinical Trials Directive 2001/20, or CTD. The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency.

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from competent authorities of EU Member States in which the sponsor intends on carrying out clinical trials, and a positive opinion from an independent Ethics Committee. The CTR, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal”, the Clinical Trials Information System, or CTIS. Since January 31, 2023, the use of CTIS has become mandatory for all clinical trial sponsors submitting initial applications for the approval of their clinical trials in the EU. The CTR also establishes a single set of documents to be prepared and submitted for the application including, among other things, a copy of the trial protocol and an Investigational Medicinal Product Dossier (“IMPD”)containing information about the manufacture and quality of the medicinal product under investigation, as well as simplified reporting procedures for clinical trial sponsors.
A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference EU Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned EU Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Each concerned EU Member State will issue a single decision on the authorization of the clinical trial including input from the national competent authority and Ethics Committee. Individual EU Member States, therefore, retain the power to authorize the conduct of clinical trials in their territory.
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
The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.
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
To obtain a MA for a product in the EU, an applicant must submit a Marketing Authorization Application, or MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.
The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the EEA.Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) ATMPs, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.
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
Pediatric Development
In the EU, Regulation (EC) No. 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which the MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.
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
In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established under EU legislation, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians and other healthcare professionals concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Direct-to-consumer advertising of prescription medicinal products is also prohibited in the EU.
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
Drug-device combination products that form a single integral product that is not reusable and for which the action of the medicinal products is ancillary to that of the medical device are governed by the regulatory framework applicable to MDR. However, the quality, safety and usefulness of the medicinal product must also be verified as part of the device and a scientific opinion from a national competent authority of an EU Member State or from the EMA, depending on its nature and therapeutic intention, must be sought regarding the quality and safety of the medicinal product, including the benefit or risk of its incorporation into the medical device. Where the primary mode of action of the combined product comes from the medicinal product, it is regulated as a medicinal product. In this case, the medicinal product should also be compliant with regulation (EU) 2017/745 and particularly the Article 117. Unless an express waiver is granted by the applicable Notified Body, Article 117 requires a Notified Body opinion on the conformity of the device part to the relevant General Safety and Performance Requirements, or GSPRs of the MDR.
Other Regulatory Matters
UK Regulations
The United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. The United Kingdom is now a third country to the EU.
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the United Kingdom into closer alignment with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.
Marketing authorizations in the United Kingdom are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU’s centralized procedure marketing authorization can no longer be established in the United Kingdom. As a result, since this date, companies established in the United Kingdom cannot use the EU’s centralized procedure. In order to obtain a United Kingdom MA to commercialize products in the United Kingdom, an applicant must be established in the United Kingdom and must follow one of the United Kingdom national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops).
In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (“IRP”), when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulatory in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the United Kingdom. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60 day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval hasn’t been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.
All existing marketing authorizations of the EU for centrally authorized products were automatically converted or grandfathered into the United Kingdom’s marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope of authorizations of the EU in relation to centrally authorized medicinal products until January 1, 2025. However, on January 1, 2025, a new arrangement as part of the so-called “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.

There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the UK.
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
In order to secure coverage and reimbursement for any product candidate that might be approved for sale, sponsors may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product candidate, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Whether or not we conduct such studies, our product candidates may not be considered medically necessary or cost-effective. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Third party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the ACA, was enacted in March 2010 and continues to significantly impact the health care industry. The ACA was expansive health reform legislation designed to expand coverage for the uninsured while at the same time containing overall healthcare costs enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, and other changes. With regard to biopharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare Part D program. However, there have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the second Trump administration will impact the ACA.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. The Joint Select Committee on Deficit Reduction was tasked with recommending to Congress proposals in spending reductions. Because they did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, it triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect until 2032, unless additional Congressional action is taken. We expect that additional federal healthcare reform measures will be adopted in the future, particularly given the recent change in administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.
Additionally, in the United States, there have been several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, or the “Medicare Drug Price Negotiation Program”, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Cost containment measures that healthcare payors and providers are instituting and the effect of further healthcare reform could significantly reduce potential revenues from the sale of any of our product candidates approved in the future, and could cause an increase in our compliance, manufacturing, or other operating expenses.

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
Other Healthcare Laws and Compliance Requirements
Our business operations in the United States and our arrangements with clinical investigators, healthcare providers, consultants, third-party payors and patients may expose us to broadly applicable federal, state, and foreign fraud and abuse and other healthcare laws. These laws may impact, among other things, our research, proposed sales, marketing and education programs of our product candidates that obtain regulatory approval. The healthcare laws and regulations that may affect our ability to operate include, among others:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, or recommendation of, an item, good, facility or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. The intent standard under the federal Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
•federal civil and criminal false claims laws, including the federal civil False Claims Act, which impose penalties and provide for civil whistleblower or qui tam actions, and civil monetary penalty laws, which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money to the federal government, including for example, providing inaccurate billing or coding information to customers or promoting a product off-label;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, knowingly and willfully falsifying, concealing or covering up a material fact or making false statements relating to healthcare matters, knowingly and willfully embezzling or stealing from a healthcare benefit program, or willfully obstructing a criminal investigation of a healthcare offense. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal Physician Payments Sunshine Act, enacted as part of the ACA, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to CMS payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and information regarding certain ownership and investment interests held by physicians or their immediate family members;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements on covered entities and their business associates, and their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information; and
•state, local and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require licensure or registration by pharmaceutical sales representatives; state laws that require disclosure of information related to drug pricing; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect as HIPAA, thus complicating compliance efforts.
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
The collection and use of personal health data in the EEA is governed by the GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EU or the monitoring of the behavior of data subjects in the EU. The GDPR enhances data protection obligations for controllers and processors of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for high-risk processing, limitations on retention of personal data and mandatory data breach notification and privacy by design requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, such as the U.S. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim compensation for damages resulting from infringement of the GDPR.
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
Employees and Human Capital Resources
As of December 31, 2024, we had 109 full-time employees, including approximately 25 with M.D. or Ph.D. degrees, and one part-time employee. Most of these employees, are engaged in research and development, clinical development and operations, medical affairs, and biostatistics activities. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards.
Corporate Information
Our legal and commercial name is DBV Technologies S.A. We were incorporated as a société par actions simplifiée (S.A.S.) under the laws of the French Republic on March 29, 2002 for a period of 99 years and subsequently converted on March 13, 2003 into a société anonyme. We are registered at the Nanterre Commerce and Companies Register under the number 441 772 522. Our principal executive offices are located at 107 Av. de la République, 92320 Châtillon , France, and our telephone number is +33 1 55 42 78 78. Our agent for service of process in the United States is Cogency Global Inc.
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
We are a clinical-stage biopharmaceutical company, and we have not yet generated significant income from operating activities. We have incurred net losses in each year since our inception in 2002, including net losses of $113.9 million and $72.7 million for the years ended December 31, 2024 and 2023 respectively. As of December 31, 2024, we had an accumulated deficit of $286.4 million. We have devoted most of our financial resources to research and development, including our clinical and pre-clinical development activities. To date, we have financed our operations primarily through the sale of equity securities, obtaining public assistance in support of innovation, such as conditional advances from OSEO Innovation, or OSEO, reimbursements of research tax credit claims and strategic collaborations. The amount of our future net losses will depend, in part, on the pace and amount of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or additional grants or tax credits. To date, we have not generated any product revenue and we continue to advance the clinical and regulatory development of Viaskin Peanut in the United States and European Union. Even if we obtain regulatory approval to market Viaskin Peanut or any other product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for any approved products in those markets.
Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of Viaskin Peanut. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•seek regulatory approvals and pursue commercial activities for Viaskin Peanut, and for which we continue to seek regulatory approvals in the United States;
•continue our research, pre-clinical and clinical development of our product candidates, including additional trials related to our pursuit of regulatory approval of Viaskin Peanut in the United States;
•seek regulatory approvals for our other product candidates that successfully complete clinical trials;
•establish a sales, marketing and distribution infrastructure to commercialize Viaskin Peanut, if approved, and any other products for which we may obtain regulatory approval, especially in North America;
•further develop the manufacturing process for our product candidates, including any modifications to our patch technology;
•change or add additional manufacturers or suppliers;
•expand the scope of our current clinical trials for our product candidates;
•initiate and conduct any post-approval clinical trials, if required by the FDA or comparable foreign regulatory authorities, for our approved products, if any;
•initiate additional pre-clinical, clinical or other studies for our other product candidates;
•seek to identify and validate additional product candidates;
•acquire or in-license other product candidates and technologies;
•make milestone or other payments under any in-license agreements;
•maintain, protect and expand our intellectual property portfolio;
•attract and retain new and existing skilled personnel;
•add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts, as well as a company listed on both the U.S. and French stock markets; and
•experience any delays or encounter issues with any of the above.
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
Subsequent to December 31, 2024, the Company raised additional proceeds in a private placement financing (the “2025 PIPE”) consisting of i) a share capital increase without preferential subscription rights reserved to categories of persons satisfying determined characteristics pursuant to the 24th resolution of the general meeting of shareholders of May 16, 2024 (the "2024 General Meeting") completed on April 7, 2025 for an amount of €38 million, consisting of the issuance of (i) 34,090,004 new shares at a par value of €0.10 (the "New Shares") each with warrants of the Company attached (the "ABSA Warrants", and together with the New Shares, the "ABSA") at a subscription price of €1.1136 per ABSA and (ii) up to 59,657,507 additional new shares, if all the ABSA Warrants attached to the New Shares are exercised (the "ABSA Warrant Shares"); and ii) the issue through an offering reserved to categories of persons satisfying determined characteristics of 71,005,656 units (the “PFW-BS-PFW”) completed on April 7, 2025 for an amount of €79 million at a subscription price of €1.1136 per PFW-BS-PFW (of which €1.1036 will have been prefunded on the issue date), each PFW-BS-PFW consisting of one pre-funded warrant to subscribe for one share of the Company (the "First Pre-Funded Warrants") and one warrant (the "BS Warrants") to subscribe to one second pre-funded warrants (the "Second Pre-Funded Warrants"), each of which entitles the holder to subscribe for 1.75 shares of the Company (the "Second PFW Shares"), allowing to issue up to 71,005,656 additional new shares if all the First Pre-Funded Warrants are exercised (the "First PFW Shares") and up to 124,259,898 additional new shares if all the Second Pre-Funded Warrants are exercised (the "Second PFW Shares", together with the ABSA Warrant Shares and the First Pre-Funded Warrant Shares, the "Warrant Shares", and together with the New Shares, the

"Offered Shares"). The Company received initial net proceeds of $125.5 million (€116.3 million) on April 7, 2025, and based on our current operations, plans and assumptions, we estimate that our balance of cash and cash equivalents will be sufficient to fund our operations into June 2026. We further estimate that, following the potential issuance of all Warrant Shares in the financing, representing potential additional gross proceeds of up to $181.4 million (€168.2 million), we could extend our financial visibility into 2028 and through potential commercialization of Viaskin Peanut in the U.S, if approved.

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
As of December 31, 2024, our cash and cash equivalents were $32.5 million. Since our inception, we have primarily funded our operations with equity financings, and, to a lesser extent, public assistance aimed at supporting innovation and payments associated with research tax credits (crédit d’impôt recherche). We do not generate product revenue and continue to prepare for the potential launch of our first product in the United States and in the European Union, if approved.
Based on our current operations, as well as our plans and assumptions, we expect that our balance of cash and cash equivalents of $32.5 million as of December 31, 2024 will be sufficient to fund our operations into April 2025.
Subsequent to December 31, 2024, the Company raised additional proceeds in the 2025 PIPE of initial net proceeds of $125.5 million (€116.3 million) received on April 7, 2025, and based on our current operations, plans and assumptions, we estimate that our balance of cash and cash equivalents will be sufficient to fund our operations into June 2026. We further estimate that, following the potential issuance of all Warrant Shares in the financing, representing potential additional gross proceeds of up to $181.4 million (€168.2 million), we could extend our financial visibility into 2028 and through potential commercialization of Viaskin Peanut in the U.S, if approved.

We may need to raise additional capital as we prepare for the launch of Viaskin Peanut, if approved, and continue other research and development efforts. We may seek to finance our future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive financings.
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
In addition, the French Commercial Code imposes certain limitations on our ability to price any offering of our share capital without preferential subscription right (sans droit préférentiel de souscription), which limitation may prevent us from successfully completing any such offering. Specifically, under the French Commercial Code, unless the offering is less than 10% of issued share capital, securities cannot be sold in an offering at a price that is more than a 10% discount to the volume weighted average trading price on Euronext Paris over the last three trading days preceding the commencement of the marketing of the transaction. In addition, the combined shareholders’ meeting dated May 16, 2024 granted authority to our board of directors to increase our share capital up to 100% of issued share capital, if the investors in such offering fit within categories of persons meeting certain characteristics. In this case securities cannot be sold in such an offering at a price that is more than a 15% discount to (i) the last closing price of the

Company’s shares on the regulated market Euronext Paris prior to the date on which the issue price is set, (ii) the volume-weighted average price of the share of the Company on the regulated market of Euronext Paris over a period determined by the Board of Directors of between one to five consecutive trading days chosen from the last thirty trading days prior to the date on which the issue price is set.
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability, due to reasons including, among other things, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements or imposing trade restrictions such as tariffs and retaliatory counter measures. The U.S. Government, including the FDA, has also experienced recent challenges in personnel staffing related to the new administration, which personnel shortages could adversely impact the review and responsiveness on INDs or BLAs.
Future pandemics, epidemics or other public health crises (collectively, “public health crises”) could have an impact on our ability to conduct clinical trials, and clinical site initiation, subject enrollment and subject visits (including food challenges) in any of our clinical trials may be suspended or delayed due to prioritization of hospital resources toward responding to such public health crises. Some participants may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain subjects and principal investigators and site staff who, as healthcare providers may adversely impact our future clinical trial operations. Any future public health crises could affect, the broader economies and financial markets, triggering an economic downturn, which at points adversely affected or could adversely affect, our ability to access capital, which could negatively affect our business. In addition, the recession or resulting adverse impacts on the capital markets resulting from any future public health crises, could materially affect our business.
The U.S. Federal Reserve has in recent years raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
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
It is impossible to predict all effects and the ultimate impact of any public health crises. The full extent of the impact of any future public health crises on our clinical development and other operations and financial performance depends on continuing developments that are uncertain and unpredictable, including the timing of any future vaccine development and rollouts and herd immunity, virus mutations and variants, and any new information that may emerge concerning future virus, vaccines, and containment, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.
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
The development of biopharmaceutical products is capital-intensive. We anticipate that we will require additional financing to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:
•the scope, progress in, results and the costs of, our pre-clinical studies and clinical trials and other research and development programs, particularly as we seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials;
•the approval of Viaskin Peanut by the FDA, European Commission, or other comparable regulatory authorities;
•the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive regulatory approval, especially in North America;
•the costs of securing manufacturing arrangements for commercial production;
•revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive regulatory approval;
•the scope, prioritization and number of our research and development programs;
•the costs, timing and outcome of regulatory review of our product candidates;
•the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration agreements, and any additional collaboration agreements we may enter into;
•the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under our existing collaboration agreements and future collaboration agreements, if any; and
•the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights.
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
We are currently conducting VITESSE, a Phase 3 pivotal study in children aged 4 through 7 years of age with confirmed diagnosis of peanut allergy with Type V Viaskin Peanut System, or the modified Viaskin Peanut system. Additionally, we are planning one additional Phase 3 safety study in response to the FDA’s request regarding the size of the controlled safety database. This safety study will be conducted in peanut allergic children 1 through 3 years of age using the Type IV Viaskin Peanut Epicutaneous System (the planned commercial Viaskin Peanut system in this age group, or cVP). Lastly, in connection with the Accelerated Approval pathway for Viaskin Peanut in toddlers 1 – 3-years-old we will need to complete a post-marketing confirmatory study to assess the effectiveness of the intended commercial Viaskin Peanut patch that will need to be initiated at the time that the BLA is submitted. Positive results in the studies will be imperative for us to seek regulatory approval before we are permitted to commence commercialization, if ever. The confirmatory study must also be positive post-approval or the FDA may likely seek withdrawal of approval of Viaskin Peanut in the 1 - 3-year-old age group. Viaskin Milk will also require substantial additional clinical development, testing, and regulatory approval before we are permitted to commence its commercialization, if ever. Many of our other product candidates are still in pre-clinical or early proof-of-concept phase development. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that, among other things, the product candidate is safe and effective for use in each target indication. This process can take many years and may include post-marketing requirements and surveillance, including the completion of pediatric clinical trials to satisfy both U.S. and EU requirements, which will require the expenditure of substantial resources. Of the large number of drugs in development in the United States, only a small percentage successfully completes the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical programs, we cannot assure you that any of our product candidates will be approved by relevant regulators or will be successfully developed or commercialized.
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
We are not permitted to market any of our product candidates in the United States or in any other country until we receive the requisite approval from the applicable regulators. Obtaining requisite regulatory approval in any country is a complex, lengthy, expensive and uncertain process, and the FDA or the applicable foreign regulatory authority may delay, limit or deny approval of a Viaskin product, for many reasons, including, among others:
•we may not be able to demonstrate that a product candidate is a safe and effective treatment, to the satisfaction of the FDA or the applicable foreign regulatory authority;
•the results of our clinical trials or the clinical trials conducted by third party academic institutions and included in our application package may not meet the level of statistical or clinical significance required by the FDA or the applicable foreign regulatory authority for regulatory approval;
•the FDA or the applicable foreign regulatory authority may disagree with the number, design, size, conduct or implementation of our clinical trials;
•the FDA or the applicable foreign regulatory authority may require that we conduct additional clinical trials;
•the FDA or the applicable foreign regulatory authority may not approve the formulation, labeling or specifications of a product candidate;
•the clinical research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
•the FDA or the applicable foreign regulatory authority may find the data from pre-clinical studies and clinical trials from a product candidate insufficient to demonstrate that the clinical or other benefits of such product candidate outweighs its respective safety risks;
•the FDA or the applicable foreign regulatory authority may disagree with our analysis or interpretation of data from our pre-clinical studies and clinical trials;
•the FDA or the applicable foreign regulatory authority may not accept data generated at our clinical trial sites;
•an advisory committee, or similar body, may recommend against approval of our application or may recommend that the FDA or the applicable foreign regulatory authority require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
•the FDA or the applicable foreign regulatory authority may require development or implementation of a Risk Evaluation and Mitigation Strategy (or REMS), or comparable foreign requirements, as a condition of approval or post-approval;
•the FDA or the applicable foreign regulatory authority may restrict the use of our products to a narrow population;

•the FDA or the applicable foreign regulatory authority may not approve the manufacturing processes or facilities of our own or of third-party manufacturers with which we contract, or may issue inspectional findings that require significant expense and time to address; or
•the FDA or the applicable foreign regulatory authority may change their approval policies or new legislation governing the approval processes.
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
In connection with clinical testing and trials, we face a number of risks, including, but not limited to:
•a product candidate is ineffective, inferior to existing approved medicines or treatment options, unacceptably toxic, or has unacceptable side effects;
•patients may die or suffer other adverse effects for reasons that may or may not be related to the product candidate being tested, especially during the double-blind, placebo-controlled food challenges;
•extension studies on long-term tolerance could invalidate the use of our product, showing Viaskin does not generate a sustained protective effect;
•any positive results of earlier testing or trials may not be confirmed by results of subsequent trials; and
•the results may not meet the level of statistical significance required by the FDA or other comparable regulatory authorities to establish the safety and efficacy of our product candidates.
The results of pre-clinical studies do not necessarily predict clinical success, and larger and later-stage clinical trials may not produce the same results as earlier-stage clinical trials. As a result, we may not observe a similarly favorable safety and efficacy profile as our prior clinical trials. For example, in August 2020, we received a Complete Response Letter, or CRL, in which the FDA indicated it could not approve the Viaskin Peanut BLA in its then-current form. The FDA identified concerns regarding the impact of system adhesion on efficacy and indicated the need for modifications, and new human factors studies. The FDA also indicated that supplementary clinical data would need to be generated to support applications for both the Type IV Viaskin Peanut System , or cVP, and the Type V Viaskin Peanut System (the modified Viaskin Peanut System), or mVP, and requested additional Chemistry, Manufacturing and Controls, or CMC, data. Further, in September 2022, we announced that FDA had imposed a partial clinical hold on the VITESSE trial, which was lifted in December 2022 after we made additional revisions to the protocol in order to address FDA concerns. In addition, we cannot assure you that in the course of potential widespread use in future, some drawbacks would not appear in maintaining production quality, protein stability or allergenic strength. Frequently, product candidates developed by pharmaceutical, biopharmaceutical and biotechnology companies have shown positive results in early pre-clinical studies or clinical trials, but have subsequently suffered significant setbacks or failed in later clinical trials. In addition, clinical trials of potential products sometimes reveal that it is not possible or practical to continue development efforts for these product candidates.
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
Human clinical trials are very expensive, time-consuming, and difficult to design, implement and complete. The completion of trials for Viaskin Peanut and our other product candidates may be delayed for a variety of reasons, including, but not limited to, delays in:
•demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;
•reaching agreement on acceptable terms with prospective CROs, and clinical trial sites;
•validating test methods to support quality testing of the drug substance and drug product;
•obtaining sufficient quantities of the drug substance or other materials necessary to conduct clinical trials;
•manufacturing sufficient quantities of a product candidate;
•obtaining timely responses from and permission to proceed from the FDA under an investigational new drug, or IND, application, or foreign equivalent approval from regulatory authorities outside the United States;
•obtaining institutional review board, or IRB, approval or positive Ethics Committee opinions as part of the single decision on the authorization of a clinical trial issued by EU Member States including input from the national competent authority and Ethics Committee, to conduct a clinical trial at a prospective clinical trial site;
•determining dosing and clinical design and making related adjustments; and
•subject enrollment, which is a function of many factors, including the size of the population, the nature of the protocol, the proximity of participants to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.
The commencement and completion of clinical trials for our product candidates may be delayed, suspended or terminated due to a number of factors, including:
•lack of effectiveness of product candidates during clinical trials;
•adverse events, safety issues or side effects relating to the product candidates or their formulation;
•serious adverse events relating to the double-blind, placebo-controlled food challenge procedure when testing participants for the sensitivity of their allergies;
•inability to provide clinical supplies or product candidate necessary for the conduct of clinical trials due to shortages or unavailability;
•delays in lab testing of product candidates required for release for use in clinical trials;
•inability to raise additional capital in sufficient amounts to continue clinical trials or development programs, which are very expensive;
•the need to sequence clinical trials as opposed to conducting them concomitantly in order to conserve resources;
•our inability to enter into collaborations relating to the development and commercialization of our product candidates;
•failure by us or our collaborators to conduct clinical trials in accordance with regulatory requirements;
•our inability or the inability of our collaborators to manufacture or obtain from third parties materials sufficient for use in pre-clinical studies and clinical trials;
•governmental or regulatory delays, changes by regulatory agencies, including, without limitation, unexpected changes, unrelated to new developments of the science, in prior guidance and instruction provided to us, changes in regulatory requirements, policy and guidelines, and mandated changes in the scope or design of clinical trials or requests for supplemental information with respect to clinical trial results;
•failure of our collaborators to advance our product candidates through clinical development;
•delays in enrollment, variability in the number and types of subjects available for clinical trials, and lower-than anticipated retention rates for subjects in clinical trials;
•difficulty in subject monitoring and data collection due to failure of subjects to maintain contact after treatment;
•a regional disturbance where we or our collaborative partners are enrolling patients in our clinical trials, such as the COVID-19 pandemic or any other pandemics, epidemics, or global health crises, terrorist activities or war, or a natural disaster; and
•varying interpretations of our data, and regulatory commitments and requirements by the FDA and similar foreign regulatory authorities.
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
In addition, we may encounter delays or product candidate rejections based on new governmental regulations, future legislative or administrative actions, resource constraints or changes in resources at the regulatory agencies tasked with reviewing our submissions, resulting in delays in receiving timely and consistent guidance, or changes in FDA or other similar foreign regulatory authority policy or interpretation during the period of product development. If we obtain required regulatory approvals, such approvals may later be withdrawn, varied or suspended. Delays or failures in obtaining regulatory approvals may result in:
•varying interpretations of data and commitments by the FDA and similar foreign regulatory authorities; and
•diminishment of any competitive advantages that such product candidates may have or attain.
Furthermore, if we fail to comply with applicable FDA and other regulatory requirements at any stage during this regulatory process, we may encounter or be subject to:

•issuance of warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;
•diminishment of any competitive advantages that such product candidates may have or attain;
•suspension, delays or termination in clinical trials or commercialization;
•delays or refusal by the FDA or similar foreign regulatory authorities to review pending applications for regulatory approval or supplements to approved applications;
•voluntary or mandatory product recalls or seizures;
•refusal to permit the import or export of medicinal products or intermediary chemicals;
•suspension, restrictions or additional requirements on operations, including of manufacturing or revocation of necessary licenses;
•withdrawals, variations or suspensions of regulatory approvals; and
•fines, civil penalties, and criminal prosecutions.
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
Any of our product candidates for which we, or our collaborators, obtain regulatory approval in the future, as well as the manufacturing processes, post-marketing requirements and commitments, labeling, advertising and promotional activities for such products, among other things, will be subject to continual requirements of and review by the FDA and other foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product candidate is granted, the approval will be subject to limitations on the indicated uses for which the product may be marketed or may be subject to other conditions of approval, including, without limitation, FDA requirement that we pre-clear all promotional materials with the agency and the FDA requirement to implement a REMS, or comparable foreign requirements to ensure that the benefits of a drug or biological product outweigh its risks.
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
We sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory, and other product development objectives or milestones for planning purposes. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of regulatory approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:
•our available capital resources or capital constraints we experience;
•our ability to pursue Accelerated Approval or any other actionable regulatory pathway for our product candidates;
•our receipt of approvals, if any, by the FDA and other comparable foreign regulatory authorities and the timing thereof;
•the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators, and our ability to identify and enroll patients who meet clinical trial eligibility criteria;
•other actions, decisions or rules issued by regulators;
•our ability to access sufficient, reliable and affordable supplies of compounds used in the manufacture of our product candidates;
•the efforts of our collaborators with respect to the commercialization of our products; and
•the securing of, costs related to, and timing issues associated with, product manufacturing, as well as sales and marketing activities.
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

We are dependent on third parties for the supply of various materials, chemical or biological products that are necessary to produce Viaskin patches for our clinical trials, and will need to depend on third parties to produce patches for our commercial supply, if Viaskin Peanut is approved. The supply of these materials could be reduced or interrupted at any time, including, without limitation, as a result of impacts due to pandemics, epidemics or other global health crises, natural disasters, new laws or regulations applicable to us or our suppliers, or other unfavorable global economic conditions, including as a result of the ongoing conflict between Russia-Ukraine, Israel-Hamas and other global political or military conflicts. In such case, we may not be able to find other suppliers of acceptable materials in appropriate quantities at an acceptable cost. If key suppliers or manufacturers are lost or the supply of materials is diminished or discontinued, we may not be able to continue to develop, manufacture and market our product candidates or products, if any, in a timely and competitive manner. In addition, these materials are subject to stringent manufacturing processes and rigorous testing. Delays in the completion and validation of facilities and manufacturing processes of these materials could adversely affect our ability to complete trials and commercialize our products, if any, in a cost-effective and timely manner. To prevent such situations, we intend to diversify our supply sources by identifying a second source of supply for critical raw materials and materials, such as natural protein. If we encounter difficulties in the supply of these materials, chemicals or biological products, if we were not able to maintain our supply agreements or establish new agreements to develop and manufacture our products in the future, our business, prospects, financial condition, results and development could be significantly affected.
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
We also expect to rely on Sanofi and on FAREVA for the manufacturing of the patch and on other third-party manufacturers for the manufacturing of commercial supply of Viaskin Peanut, if approved, and any other product for which we obtain regulatory approval. Sanofi may not be able to effectively scale its manufacturing capacity of our API to meet our commercialization needs and we may be unable to establish any agreements with other third-party manufacturers or to do so on acceptable terms. Even if Sanofi is able to meet our commercialization needs or if we are able to establish agreements with other third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.
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
Earthquakes, other natural disasters or an outbreak of a contagious disease could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our facilities or infrastructure, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
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
We rely, and will rely in the future, on medical institutions, clinical investigators, CROs, contract laboratories and collaborators to perform data collection and analysis and others to carry out our clinical trials. Our development activities or clinical trials conducted in reliance on third parties may be delayed, suspended, or terminated if:
•the third parties do not successfully carry out their contractual duties or fail to meet regulatory obligations or expected deadlines;
•we replace a third party; or
•the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to clinical protocols, regulatory requirements, or for other reasons.
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
Even if we contract with collaborators that successfully complete clinical trials for one or more of our product candidates, those candidates may not be commercialized for other reasons, including
•failing to receive regulatory approval to market them as drugs;
•being subject to proprietary rights held by others;
•failing to obtain approval from regulatory authorities on the manufacturing of our products;
•being difficult or expensive to manufacture on a commercial scale;
•having adverse side effects that make their use less desirable;
•failing to compete effectively with products or treatments commercialized by competitors; or
•failing to show long-term risk/benefit ratio of our products.
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
Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•our inability to recruit, hire, retain and incentivize adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future products;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with establishing an independent sales and marketing organization.
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
In the EU, following grant of a related marketing authorization, innovative medicinal products generally benefit from eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product. After this period, an application for marketing authorization for a generic or biosimilar product may be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the European Union until 10 years have elapsed from the initial marketing authorization of the reference product in the European Union. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years following authorization of the reference product, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is, however, no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.
In the European Union, there is also a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of a related application for Marketing Authorization. Guidelines from the EMA detail the type and quantity of supplementary data to be provided for different types of biological product.

Even if any of our product candidates are commercialized, they may not be accepted by physicians, patients, or the medical community in general. Even if we, or our collaborators, are able to commercialize our product candidates, the products may become subject to market conditions that could harm our business.
Even if the medical community accepts a product as safe and efficacious for its indicated use, prescribers may choose to restrict the use of the product if we are, or any collaborator is, unable to demonstrate that, based on experience, clinical data, side-effect profiles and other factors, our product is preferable to any existing drugs or treatments. We cannot predict the degree of market acceptance of any product candidate that receives regulatory approval, which will depend on a number of factors, including, but not limited to:
•the demonstration of the clinical efficacy and safety of the product;
•the approved labeling for the product and any required warnings;
•the advantages and disadvantages of the product compared to alternative treatments;
•our and any collaborator’s ability to educate the medical community about the safety and effectiveness of the product;
•the coverage and reimbursement policies of government and commercial third-party payors pertaining to the product;

•the market price of our product relative to competing treatments; and
•our ability to effectively implement a scientific publication strategy.
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
In the case of food allergies, we are aware of several food allergy academic studies and pharmaceutical developmental efforts connected with such studies that are currently being conducted in major medical centers and hospitals worldwide. These studies are evaluating forms of allergen desensitization treatments such as oral (OIT), sublingual (SLIT), subcutaneous (SCIT), or oral mucosal (OMIT), cutaneous (CIT), and intranasal (INT) immunotherapy, or products using synthetic allergens, denatured allergens, small molecule inhibitors, or combinations of medicines or methods, or medicines using traditional methods such as Chinese herbs.
Studies combining other methods of allergen immunotherapy, such as OIT, with monoclonal antibodies (anti-IgE and anti-IL-4Rα) as adjunct therapy are being conducted currently. These types of co-administrations may significantly improve the safety of specific allergen immunotherapies administered orally or subcutaneously. Monoclonal antibodies, used alone as monotherapy or in combination with allergen immunotherapy, may become significant competitors to our products. In February 2024, the FDA approved Xolair® (omalizumab) for the reduction of allergic reactions, including anaphylaxis, that may occur with accidental exposure to one or more foods in adult and pediatric patients aged 1 year and older with IgE-mediated food allergy.
There is one treatment that is specific for peanut allergy in children 1 to 17 years of age, a proprietary form of OIT which was approved by the FDA and the European Commission: Palforzia, formulation of peanut flour developed by Aimmune Therapeutics, Inc., or Aimmune. Nestlé S.A. acquired Aimmune in October 2020, and divested the Palforzia business to Stallergenes Greer in September 2023.
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
The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare costs to contain or reduce costs of healthcare may adversely affect one or more of the following:
•our ability or our collaborators’ ability to set a price we believe is fair for our products, if approved;
•our ability or our collaborators’ ability to obtain and maintain market acceptance by the medical community and patients;
•our ability to generate revenues and achieve profitability; and
•the availability of capital.
Sales of our products, when and if approved for marketing, will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state, and foreign government health care programs, commercial insurance and managed healthcare organizations. There may be significant delays in obtaining coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sales and distribution. Third-party payors are increasingly reducing reimbursements for medical products, drugs and services. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Limited third-party reimbursement for our product candidates or a decision by a third-party payor not to cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.
Various provisions of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, were designed to impact the provision of, or payment for, health care in the United States, including expanded Medicaid eligibility, subsidized insurance premiums, provided incentives for businesses to provide health care benefits, prohibited denials of coverage due to pre-existing conditions, established health insurance exchanges, and provided additional support for medical research. With regard to biopharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. However, there have been amendments to and executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the second Trump administration will impact the ACA or operations.

Following ACA, both the Budget Control Act of 2011 includes, among other things, mandatory reductions in Medicare payments to certain providers. Additionally, in the United States, there have been several recent Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-sourcebiologics that have been on the market for at least 11 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, or the “Medicare Drug Price Negotiation Program”, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could harm our or our collaborators’ ability to market any products and generate revenues. Cost containment measures that healthcare payors and providers are instituting and the effect of further healthcare reform could significantly reduce potential revenues from the sale of any of our product candidates approved in the future, and could cause an increase in our compliance, manufacturing, or other operating expenses.

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for a medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.
Many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No. 2021/2282 on Health Technology Assessment, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force on January 12, 2025 and has a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
Legislators, policymakers and healthcare insurance funds in the EU may continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
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
Our product candidates are being developed to address the needs of allergic patients, for some of whom they can have a profound and life-threatening adverse reaction if exposed to even minute amounts of an allergen. Accordingly, safety is of paramount importance in developing these product candidates. To date, more than twelve clinical trials of Viaskin Peanut and Viaskin Milk product candidates have been conducted both outside and inside of the United States in over 2,000 human subjects to evaluate the safety and efficacy of these product candidates for the treatment of peanut allergies and milk allergies, respectively. Adverse events observed in these clinical trials have primarily involved general disorders such skin and subcutaneous tissue, immune system and administration site conditions, such as erythema, pruritus, edema and urticaria. However, in clinical trials to date, one case of mild to moderate anaphylaxis has been reported, and it is possible that anaphylaxis or other systemic reactions may occur in the future. It is worth noting that, as a desensitization patch bringing the allergen into contact with the skin, reactions, which are a source of itching and discomfort for subjects, are common. This reaction is typically temporary in duration and fades after a few weeks of use. In addition, during daily administration of the patches during treatments, depending on the severity of the allergies and subject response to treatment, precautionary measures are necessary when handling the patches after use due to risk of contamination.
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, halt or terminate clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Further, if our Viaskin patch product candidates receive regulatory approval and we or others identify undesirable side effects caused by the products (or any other similar products) after approval, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw or limit their approval of the products;
•regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
•we may be required to change the way the products are distributed or administered, conduct additional clinical trials or change the labeling of the products;
•we may decide to remove the products from the marketplace;
•we could be sued and held liable for injury caused to individuals exposed to or taking our products; and
•our reputation may suffer.
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
Our future profitability will depend, in part, on our ability to commercialize product candidates based on our Viaskin technology platform in multiple markets, including but not limited to those within the United States and Europe. If we commercialize product candidates based on our Viaskin technology platform in foreign markets, we would be subject to additional risks and uncertainties, including:
•the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•import or export licensing requirements;
•longer accounts receivable collection times;
•longer lead times for shipping;
•language barriers for technical training;
•reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to therapeutics;
•foreign currency exchange rate fluctuations;
•patients’ ability to obtain reimbursement for Viaskin patch products in foreign markets; and
•the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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
Healthcare providers and others will play a primary role in the recommendation and prescription of Viaskin patch products, if approved. Our arrangements with such persons and third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute Viaskin patch products, if we obtain regulatory approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations include but are not limited to the following:
•The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for or the purchase, lease, order or recommendation of any item, good, facility or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. The intent standard under the federal Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
•The federal civil and criminal false claims laws, including the civil False Claims Act, impose criminal and civil penalties, including those from civil whistleblower or qui tam actions, and civil monetary penalties laws, which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government.
•The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or knowingly and willingly falsifying, concealing or covering up a material fact or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which impose certain requirements on covered entities and their business associates, and their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
•The federal transparency requirements under the Physician Payments Sunshine Act, enacted as part of the ACA, that require applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to CMS payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in the applicable manufacturer, and disclosure of such information will be made by CMS on a publicly available website.
•Analogous state, local or foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements, state laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state and local laws that require licensure or registration of pharmaceutical sales representatives; state laws that require disclosure of information related to drug pricing; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect as HIPAA.
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
The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive (“CTD”), became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial approved, clinical study development may proceed. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third party service providers, such as CROs, may impact our development plans
In light of the entry into application of the CTR on January 31, 2022, we may be required to transition clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR was required for clinical trials which had at least one site active in the EU on January 30, 2025. A transitioning application had to be submitted to the competent authorities of EU Member States through the Clinical Trials Information Systems and related regulatory approval obtained to continue the clinical trial past January 30, 2025. This required financial, technical and human resources.

It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).
On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the UK into closer alignment with the CTR. Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for our product candidates on the basis of clinical trials conducted in the UK.
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
Even if we succeed in securing collaborators, the collaborators may fail to develop or effectively commercialize products using our product candidates. Collaborations involving our product candidates pose a number of risks, including the following:
•collaborators may not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as budget limitations, lack of human resources, or a change in strategic focus;
•collaborators may believe our intellectual property is not valid, is not infringed by potential competitors or is unenforceable or the product candidate infringes on the intellectual property rights of others;
•collaborators may dispute their responsibility to conduct development and commercialization activities pursuant to the applicable collaboration, including the payment of related costs or the division of any revenues;
•collaborators may decide to pursue a competitive product developed outside of the collaboration arrangement;
•collaborators may not be able to obtain, or believe they cannot obtain, the necessary regulatory approvals; or
•collaborators may delay the development or commercialization of our product candidates in favor of developing or commercializing another party’s product candidate.
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
Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates for the treatment of common food or other allergies, as well as successfully defending these rights against third-party challenges. We will only be able to protect our product candidates, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Our ability to obtain and/or maintain patent protection for our product candidates is uncertain due to a number of factors, including:
•we may not have been the first to make the inventions covered by pending patent applications or issued patents;
•we may not have been the first to file patent applications for our product candidates or the compositions we developed or for their uses;
•others may independently develop identical, similar or alternative products or compositions and uses thereof;
•our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
•any or all of our pending patent applications may not result in issued patents;
•we may not seek or obtain patent protection in countries that may eventually provide us a significant business opportunity;
•any patents issued to us may not protect, encompass, or embody commercially viable products, may not provide any competitive advantages, or may be successfully challenged by third parties;
•our compositions and methods may not be patentable;
•others may design around our patent claims to produce competitive products which fall outside of the scope of our patents;
•our issued patents could potentially be found to be unenforceable; or
•others may identify prior art or other bases which could invalidate our patents.
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

Obtaining and maintaining a patent portfolio entails significant expense and resources. Part of the expense includes periodic maintenance fees, renewal fees, annuity fees, various other governmental fees on patents and/or applications due in several stages over the lifetime of patents and/or applications, as well as the cost associated with complying with numerous procedural provisions during the patent application process and after a patent grants. There may also be significant expenses associated with enforcing and/or defending various patents in a patent portfolio or with challenging patents that could unfairly exclude our products and product candidates from being marketed once approved. We may or may not choose to pursue or maintain protection for particular inventions. In addition, there are situations in which failure to make certain payments or noncompliance with certain requirements in the patent process can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction (perhaps irrevocably). If we choose to forgo patent protection or allow a patent application or patent to lapse purposefully or inadvertently, our competitive position could suffer.
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
From time to time, the United States Supreme Court, the United States Court of Appeals for the Federal Circuit, other federal courts, the United States Congress, the USPTO or similar foreign authorities may change the standards of patentability and any such changes could have a negative impact on our business. For example, recently the federal courts and the United States Supreme Court have issued (and may issue additional) rulings generally related to standards for upholding the validity of biological and chemical “genus” claims. Any rulings that make it more difficult to uphold the validity of biological or chemical “genus” claims could potentially negatively impact our patent portfolio and negatively impact our business.
In addition, the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in 2011, includes a number of significant changes to U.S. patent law. These changes include a transition from a “first-to-invent” system to a “first-to-file” system, changes to the way issued patents are challenged, and changes to the way patent applications are disputed and prosecuted during the examination process. These changes may favor larger and more established companies that have greater resources to devote to patent application filing and prosecution. The USPTO has developed (and continues to develop) new and untested, or relatively lightly tested, regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and, in particular, the first-to-file provisions, became effective on March 16, 2013. Substantive changes to patent law associated with the America Invents Act may affect our ability to obtain patents, and if obtained, to enforce or defend them. Accordingly, it is still not clear what, if any, impact the America Invents Act will have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend any patents that may issue from our patent applications, all of which could have a material adverse effect on our business.
In addition, over the past few years, bills in the U.S. Congress have been proposed that, if passed, would make changes to the America Invents Act. For example, bills have been introduced that would reduce the discretion of the Patent Trial and Appeal Board (PTAB) to deny some or all post-grant proceedings. In addition, bills, rules and/or regulations have been introduced that would provide the director of the U.S.P.T.O more authority to set aside PTAB decisions. If these bills are eventually passed by the U.S. Congress and become law, they could impact our ability to enforce/defend patents.
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
Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property. We have written agreements with collaborators that provide for the ownership of intellectual property arising from our collaborations. These agreements provide that we may have to negotiate certain commercial rights with collaborators with respect to joint inventions or inventions made by our collaborators that arise from the results of the collaboration. In some instances, there may not be adequate written provisions to address clearly the resolution of intellectual property rights that may arise from a collaboration. If we cannot successfully negotiate sufficient ownership and commercial rights to the inventions that result from our use of a third-party collaborator’s materials where required, or if disputes otherwise arise with respect to the intellectual property developed with the use of a collaborator’s materials, we may be limited in our ability to capitalize on the market potential of these inventions. In addition, we may face claims by third parties that our agreements with employees, contractors, or consultants obligating them to assign intellectual property to us are ineffective, or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such inventions. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property, or may lose our exclusive rights in that intellectual property. Either outcome could have an adverse impact on our business.
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
If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a material adverse impact on our cash position and the price of the ADSs. Any legal action against us or our collaborators could lead to:
•payment of damages, potentially treble damages, if we are found to have willfully infringed a party’s patent rights;
•injunctive or other equitable relief that may effectively block our ability to further develop, commercialize, and sell products; or
•us or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all, all of which could have a material adverse impact on our cash position and business and financial condition. As a result, we could be prevented from commercializing current or future product candidates.
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
Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our products. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:
•cease developing, selling or otherwise commercializing our product candidates;
•pay substantial damages for past use of the asserted intellectual property;
•obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and
•in the case of trademark claims, redesign, or rename, Viaskin or other trademarks we may own, to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.
Any of these risks coming to fruition could have a material adverse effect on our business, results of operations, financial condition and prospects.
Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.
If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering our product candidate, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations of lack of candor or good faith in dealing with USPTO, that someone connected with prosecution of the patent withheld relevant and/or materials information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims regarding invalidity and/or unenforceability before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover, encompass, or protect our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. If a party were to prevail on a legal assertion of unenforceability, such a holding could also affect other related patents. Such a loss of patent protection would have a material adverse impact on our business.

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
Our failure to maintain certain tax benefits applicable to French technology companies may adversely affect our Operating Income
As a French technology company, we have benefited from certain tax advantages, including, for example, the French Research Tax Credit (crédit d’impôt recherche), or CIR. The CIR is a French tax credit aimed at stimulating research and development. Beginning in the fiscal year ending December 31, 2021, the Company recovered its Small and Medium-sized Enterprises, or SMEs, status under EU law, and became therefore eligible again for the immediate reimbursement of the Research Tax Credit. The CIR is calculated based on our claimed amount of eligible research and development expenditures in France and represented $4.1 million and $8.8 million, as of December 31, 2024 and 2023 respectively. The French tax authority with the assistance of the Research and Technology Ministry may audit each research and development program in respect of which a CIR benefit has been claimed and assess whether such program qualifies in its view for the CIR benefit. The French tax authorities may challenge our eligibility to, or our calculation of certain tax reductions and/or deductions in respect of our research and development activities and, should the French tax authorities be successful, we may be liable to additional corporate income tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows. Furthermore, if the French Parliament decides to eliminate, or reduce the scope or the rate of, the CIR benefit, either of which it could decide to do at any time, our results of operations could be adversely affected.
We may be exposed to significant foreign exchange risk. Exchange rate fluctuations may adversely affect the foreign currency value of our ADSs.
We incur portions of our expenses, and may in the future derive revenues, in currencies other than the euro, in particular, the U.S. dollar. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. We currently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the euro. Therefore, for example, an increase in the value of the euro against the U.S. dollar could be expected to have a negative impact on our revenue and earnings growth as U.S. dollar revenue and earnings, if any, would be translated into euros at a reduced value. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations and cash flows. The ADSs are quoted in U.S. dollars on the Nasdaq Capital Market and our ordinary shares are trading in euros on Euronext Paris. Our financial statements are prepared in euros.
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
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to €20 million or 4% of the total annual global revenue of the preceding year, whichever is greater. Furthermore, companies may face private litigation related to processing of personal data brought by data subjects, classes of data subjects or consumer protection organizations authorized at law to represent their interests.
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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
We will need to develop and implement sales, marketing and distribution capabilities before we are able to bring any product candidate to market, and as a result, we may encounter difficulties in managing this development and expansion, which could disrupt our operations.
As of December 31, 2024, we had 109 full-time employees. Before we can commercialize Viaskin Peanut, if approved, and any of our other product candidates in North America, we will need to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing any such development activities we may pursue. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Any physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.
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
Our ADSs were sold in our initial public offering on Nasdaq in October 2014 at a closing price of $21.64 per share, and the closing price per ADS has ranged from as low as $0.469 and as high as $4.250 during 2024 (with the current ratio of five (5) ordinary shares to one (1) ADS) . During this same period, our ordinary share prices have ranged from as low as €0.510 to as high as €1.857. The market price of our securities may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition and operating results;
•actual or anticipated changes in our growth rate relative to our competitors;
•competition from existing products or new products that may emerge;
•regulatory actions with respect to our products or our competitors’ products, including the potential resubmission to the FDA of a BLA for Viaskin Peanut;
•announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;
•failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•issuance of new or updated research or reports by securities analysts;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•price and volume fluctuations attributable to inconsistent trading volume levels of the ADSs and/or ordinary shares;
•additions or departures of key management or scientific personnel;
•disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•changes in the structure of healthcare payment systems;
•changes to coverage policies or reimbursement levels by commercial third-party payors and government payors and any announcements relating to coverage policies or reimbursement levels;

•announcement or expectation of additional debt or equity financing efforts;
•sales of our ordinary shares or ADSs by us, our insiders or our other shareholders; and
•general economic and market conditions. These and other market and industry factors may cause the market price and demand for our securities to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their ADSs or ordinary shares and may otherwise negatively affect the liquidity of our ADSs and ordinary shares. In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.
Share ownership is concentrated in the hands of our principal shareholders and management, who will continue to be able to exercise a direct or indirect controlling influence on us.
As of December 31, 2024, our executive officers, directors, current 5% or greater shareholders and affiliated entities, including entities affiliated with Baker Bros. Advisors LP, entities affiliated with Braidwell, L.P., entities affiliated with VR Adviser, LLC, and entities affiliated with Bpifrance Participations S.A., together beneficially own approximately 47% of our ordinary shares. As a result, these shareholders, acting together, will have significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other shareholders may view as beneficial.
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
Our ADSs are currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy certain continued listing requirements and standards, including, among others, minimum stockholders’ equity, minimum share price, director independence and independent committee requirements, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

For instance, on December 20, 2023, we received a letter from the Listing Qualifications Staff of Nasdaq notifying the us that for the last 30 consecutive business days, the bid price of our ADSs had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2). On May 31, 2024, the Company announced plans to change the ratio of its ADS to its ordinary shares (the “ADS Ratio”), nominal value €0.10 (ten cents) per share, from the current ADS Ratio of one (1) ADS to one-half (1/2) of one (1) ordinary share to a new ADS Ratio of one (1) ADS to one (1) ordinary share (the “ADS Ratio Change”). The ADS Ratio Change was effective on June 7, 2024. In addition, to obtain an additional 180 days period to regain compliance with the NASDAQ minimum bid price requirement, the Company applied to transfer its securities from the NASDAQ Global Select Market to the NASDAQ Capital Market (the “NCM”). On June 18, 2024, the Company was notified by the Listing Qualifications Department that NASDAQ granted the Company’s request to transfer the listing of its ADSs from the NASDAQ Global Select Market tier to the NCM tier, and that NASDAQ granted the Company’s request for a second 180-day period, or until December 16, 2024, to regain compliance with the $1.00 bid price requirement. The Company’s ADSs were transferred to the NCM at the opening of business on June 20, 2024. On November 11, 2024, the Company announced plans to implement an additional ADS ratio change from the ratio of one (1) ADS to one (1) ordinary share to a ratio of one (1) ADS to five (5) ordinary shares. This ratio change was effect on November 29, 2024. On December 13, 2024, the Company received notice from Nasdaq confirming that the Company regained compliance with the minimum closing bid price criteria of the Nasdaq listing requirements.

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
As of December 31, 2024, 102,847,501 ordinary shares were issued and outstanding. Sales of a substantial number of shares of our ordinary shares or ADSs in the public market, or the perception that these sales might occur, could depress the market price of our securities and could impair our ability to raise capital through the sale of additional equity securities. A substantial number of our shares are now generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our securities in the public market, the trading price of our securities could decline significantly.
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
Our ADSs are traded on the Nasdaq Capital Market, and our ordinary shares are listed on Euronext Paris. The dual listing of our ordinary shares and our ADSs may dilute the liquidity of these securities in one or both markets and may adversely affect the maintenance of an active trading market for our ADSs in the United States. The price of our ADSs could also be adversely affected by trading in our ordinary shares on Euronext Paris, and vice versa. In addition, currency fluctuations as between the euro and U.S. dollar may have an adverse impact on the value of our ADSs.
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
Provisions contained in our by-laws and the corporate laws of France, the country in which we are incorporated, could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our shareholders. In addition, provisions of our by-laws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. These provisions include the following:
•under French law, a non-French resident as well as any French entity controlled by non-French residents may have to file a declaration for statistical purposes with the Banque de France, within 20 working days following the date of certain direct foreign investments in us, including any purchase of our ADSs. In particular, such filings are required in connection with investments exceeding €15,000,000 that lead to the acquisition of at least 10% of our share capital or voting rights or cross such 10% threshold;
•under French law, certain investments in a French company relating to certain strategic industries by individuals or entities not established in a Member State of the EU are subject to prior authorization of the Ministry of Economy;
•the owner of 90% of the share capital and voting rights of a public company listed on a regulated market in an EEA country, including from the main French Stock Exchange, has the right to force out minority shareholders following a tender offer made to all shareholders;
•a merger (i.e., in a French law context, a share for share exchange following which our company would be dissolved into the acquiring entity and our shareholders would become shareholders of the acquiring entity) of our company into a company incorporated in the European Union would require the approval of our board of directors as well as a two-thirds majority of the votes held by the shareholders present, represented by proxy or voting by mail at the relevant meeting;
•under French law, a cash merger is treated as a share purchase and would require the consent of each participating shareholder;
•our shareholders have granted and may grant in the future our board of directors’ broad authorizations to increase our share capital or to issue additional ordinary shares or other securities (for example, warrants) to our shareholders, the public or qualified investors, including as a possible defense following the launching of a tender offer for our shares;

•our shareholders have preferential subscription rights on a pro rata basis on the issuance by us of any additional securities for cash or a set-off of cash debts, which rights may only be waived by the extraordinary general meeting (by a two-thirds majority vote) of our shareholders or on an individual basis by each shareholder;
•our board of directors has the right to appoint directors to fill a vacancy created by the resignation or death of a director, subject to the approval by the shareholders of such appointment at the next shareholders’ meeting, which prevents shareholders from having the sole right to fill vacancies on our board of directors;
•our board of directors can only be convened by our chairman or our managing director, if any, or, when no board meeting has been held for more than two consecutive months, by directors representing at least one-third of the total number of directors;
•our board of directors meetings can only be regularly held if at least half of the directors attend either physically or by way of videoconference or teleconference enabling the directors’ identification and ensuring their effective participation in the board’s decisions; however, this mode of participation (by way of videoconference or teleconference) does not apply to the adoption of decisions taken for the closing of the accounts for the fiscal year, including the consolidated financial statements;
•our shares are nominative or bearer, if the legislation so permits, according to the shareholder’s choice. Shares issued are registered in individual accounts opened by us or any authorized intermediary, in the name of each shareholder and kept according to the terms and conditions laid down by the legal and regulatory provisions;
•approval of at least a majority of the votes held by shareholders present, represented by a proxy, or voting by mail at the relevant ordinary shareholders’ general meeting is required to remove directors with or without cause;
•advance notice is required for nominations to the board of directors or for proposing matters to be acted upon at a shareholders’ meeting, except that a vote to remove and replace a director can be proposed at any shareholders’ meeting without notice;
•our by-laws can be changed in accordance with applicable laws;
•the crossing of certain thresholds has to be disclosed and can impose certain obligations;
•transfers of shares shall comply with applicable insider trading rules and regulations and in particular with the Market Abuse Directive and Regulation dated April 16, 2014; and
•pursuant to French law, the sections of the by-laws relating to the number of directors and election and removal of a director from office may only be modified by a resolution adopted by at least a two thirds majority vote of our shareholders present, represented by a proxy or voting by mail at the meeting.
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
According to French law, as of December 31, 2024 we have issued:

•22,266,331 pre-funded warrants at a pre-funded price per pre-funded warrant of €2.90 (corresponding to $3.11), Each pre-funded warrant bears an exercise price of €0.10 per Warrant Share;
•Restricted Stock Units (“RSU”), stock options plan (“SO”), and non-employee warrants (bons de souscription d’actions i.e. “BSA”) representing globally 13,823,961 outstanding shares as of December 31, 2024.
The exercise of some or all pre-funded warrants, RSU, SO and non-employee warrants will increase the number of outstanding ordinary shares, which may dilute the ownership percentage or voting power of shareholders by13.4% (without pre-funded warrants exercise, and 35,1% should all pre-funded warrants be exercised).
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
The completion of any investment (i) by (a) an individual of foreign nationality, (b) any individual of French nationality not domiciled in France within the meaning of article 4B of the French General Tax Code (Code général des impôts), (c) any entity governed by foreign law, and (d) any entity governed by French law controlled by one or more of the entities referred to in (a) to (c), (ii) which would result in (a) the acquisition of control—within the meaning of article L. 233-3 of the French Commercial Code (Code de commerce)—of a French company, (b) the acquisition of all or part of a branch of activity of a French company, or (c) for individuals who are not nationals of a Member State of the European Union or of a State party to the agreement on the European Economic Area that has entered into an administrative assistance agreement with France and/or are not domiciled in one of these States, or for legal entities of which at least one of the members of the control chain is not governed by the law of one of these States or is not a national and/or is not domiciled there, to cross the threshold of 25% of the voting rights of a French company, or (d) for individuals who are not nationals of a Member State of the EU or of a State party to the agreement on the EEA that has entered into an administrative assistance agreement with France and/or are not domiciled in one of these State, or for legal entities of which at least one of the members of the control chain is not governed by the law of one of these States or is not a national and/or is not domiciled there, to cross the threshold of 10% of the voting rights of a French company whose shares are admitted to trading on a regulated market and (iii) whose activities concern, even occasionally, the research and development of so-called critical technologies, such as biotechnologies, and considered essential to the protection of public health, is subject to prior authorization by the French Minister of the Economy (ministère de l’Économie). The French Decree No. 2023-1293 of December 28, 2023 has made permanent the temporary regime under French Decree No. 2022-1622 of December 23, 2022, which expired on December 31, 2023.
The crossing of the threshold of 10% of the voting rights of French companies whose shares are admitted to trading on a regulated market is subject to a fast track review procedure (filing of a simplified form, delay for the Minister to respond limited to 10 days, transaction deemed authorized in the absence of a response at the end of the delay).
If an investment in the Company requiring the prior authorization of the Minister of the Economy is made without such authorization having been granted, the Minister of the Economy may cancel the transaction or order (possibly under financial penalty) the investor concerned (i) to submit an application for authorization, (ii) to have the previous situation restored at its own expense or (iii) to modify the investment. In addition, the Minister may impose undertakings and conditions on the investor (including regular reporting commitments). The investor concerned could also be declared criminally liable and be sanctioned, in particular, by exclusion from any public contract or by a fine which may not exceed the highest of the following three amounts: (i) twice the amount of the investment concerned, (ii) 10% of the Company’s annual pre-tax revenues and (iii) €5 million (for a company) or €1 million (for an individual). The application of these regulations is likely to constitute a potential barrier to investments made by investors located outside the European Economic Area and could therefore limit the Company’s access to sources of financing.
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
We are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These scaled disclosure requirements include, but are not limited to, the following:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404;
•reduced disclosure obligations regarding financial information; and
•reduced disclosure obligations regarding executive compensation.
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
Under the U.S. Internal Revenue Code of 1986, as amended, or the Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which, after the application of certain “look-through” rules with respect to subsidiaries, either (i) 75% or more of our gross income consists of “passive income,” or (ii) 50% or more of the average quarterly value of our assets, including cash, consists of assets that produce, or are held for the production of, “passive income.” Passive income generally includes interest, dividends, rents, certain non-active royalties and capital gains. Whether we will be a PFIC in any year depends on the composition of our income and the nature and composition of our assets, which we expect may vary substantially over time. Based on the composition of our gross income and the nature and composition of our gross assets, we believe that we may have been a PFIC for the taxable year ending December 31, 2024. Because the determination of our PFIC status is based on complicated provisions of the Code and applicable administrative authorities, there can be no assurance that our conclusions concerning our PFIC status for the taxable year ending December 31, 2023 are correct and will not be successfully challenged by applicable tax authorities, and we cannot provide any assurance regarding our PFIC status for the current taxable year or any future taxable year.
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
A U.S. holder in certain circumstances may mitigate the adverse tax consequences of the PFIC rules by filing an election to treat the PFIC “qualified electing fund”, or as a QEF, or, if shares of the PFIC are “marketable stock” for purposes of the PFIC rules, by making a mark-to-market election with respect to the shares of the PFIC. For any taxable year in which we are a PFIC, we will determine whether we will provide to U.S. holders the information required to make a QEF election; for the taxable year ending December 31, 2024, we have provided that information. However, there is no assurance that such information will be provided in future taxable years, and prospective investors should not assume that a QEF election will be available.
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
Our Information Systems security function, led by our Vice President for Information Systems and Director of Information Systems security, helps identify, assess and manage the Company’s cybersecurity threats and risks. Our Information Systems security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example automated tools, subscribing to and analyzing reports and services that identify cybersecurity threats, conducting scans of the Company’s threat environment, evaluating threats that are reported to us, conducting internal audits, internal threat assessments, and conducting vulnerability assessments.
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
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and identified in the Company’s risk mapping and management documentation. The cybersecurity component of the Company’s risk mapping and management documentation is updated annually, and our Information Systems security function, led by our Vice President for Information Systems and Director of Information Systems security, prepares cybersecurity roadmaps designed to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.
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
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including, but not limited to, Cyril Guyardeau, our Director of Information Systems Security, who had previously spent 15 years as an IT infrastructure engineer in the healthcare industry, and Cecile Delansorne, our Vice President for Information Systems, who has held similar executive positions overseeing information systems in other pharmaceutical companies for over seven years. Our Vice President for Information Systems reports to our CFO.
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
Item 2. Properties.
Our corporate headquarters are located in Châtillon, France. Our principal offices occupy a 2,447 square meter facility, pursuant to a lease agreement dated November, 2023, which commenced as of April 16, 2024 with an expiration in March 2033. The lease agreement for the previous corporate headquarters occupying 4,470 square meter facility in Montrouge, France, signed on March 3, 2015, which expired on May 31, 2024.

Our primary U.S. office is located in Warren, New Jersey. In February 2024, we entered into a sublease agreement, commencing on March 19, 2024 and effective for 70 months, for an office of 16,704 square feet in Warren, New Jersey. We also have facilities in North America that support our U.S.

operations. In April 2022, we entered into a lease agreement for a 5,799 square foot office in Basking Ridge, New Jersey, which commenced on April 1, 2022 and is effective for 38 months, expiring April 30, 2025.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our ADSs were transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market on June 18, 2024 under the symbol “DBVT.” Prior to that date, our ADSs were listed on the Nasdaq Global Select Market under the symbol “DBVT” since October 22, 2014. Prior to that date, there was no public trading market for our ADSs.
Our ordinary shares have been trading on Euronext Paris under the symbol “DBV” since March 28, 2012. Prior to that date, there was no public trading market for our ADSs or our ordinary shares.
Holders of Ordinary Shares
As of December 31, 2024, there were approximately 309 holders of record of our ordinary shares and 33 holders of record of our ADSs. The actual number of holders is greater than these numbers of record holders, and includes beneficial owners whose ordinary shares or ADSs are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities. The number of beneficial owners of the ADSs in the United States is likely to be much larger than the number of record holders of our ordinary shares in the United States.
Dividend Policy
We have never paid cash dividends on any of our share capital and currently intend to retain our future earnings, if any, to fund the development and growth of our business.
Recent Sales of Unregistered Equity Securities
During the year ended December 31, 2024, we issued the following unregistered securities:
•on March 23, 2024, the issuance of an aggregate of 2,599 ordinary shares to U.S. and on-U.S. employees upon settlement of RSUs;
•on May 12, 2024, the issuance of an aggregate of 1,600 ordinary shares to U.S. employees upon settlement of RSUs;
•on May 19, 2024, the issuance of an aggregate of 2,500 ordinary shares to U.S. employees upon settlement of RSUs;
•on May 22, 2024, the issuance of an aggregate of 22,112 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs;
•on May 24, 2024, the issuance of an aggregate of 32,497 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs;
•on July 29, 2024, the issuance of an aggregate of 5,849 ordinary shares to U.S. employees upon settlement of RSUs;
•on September 23, 2024, the issuance of an aggregate of 2,599 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs;
•on November 12, 2024, the issuance of an aggregate of 400 ordinary shares to U.S. employees upon settlement of RSUs;
•on November 19, 2024, the issuance of an aggregate of 2,500 ordinary shares to non-U.S. employees upon settlement of RSUs;
•on November 20, 2024, the issuance of an aggregate of 97,436 ordinary shares to non-U.S. employees upon settlement of RSUs;
•on November 21, 2024, the issuance of an aggregate of 166,874 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs;
•on November 22, 2024, the issuance of an aggregate of 21,925 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs; and
•on November 24, 2024, the issuance of an aggregate of 46,840 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Regulation S, Regulation D or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
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
Financial Overview
Since our inception, we have primarily funded our operations with equity financings, and, to a lesser extent, public assistance aimed at supporting innovation and payments associated with research tax credit (crédit d’impôt recherche). We do not generate product revenue and continue to prepare for the potential launch of our first product in the United States and in the European Union, if approved.
The Company has incurred operating losses and negative cash flows from operations since inception.
Subsequent to December 31, 2024, the Company raised additional proceeds in a private placement financing (the “2025 PIPE”) consisting of i) a share capital increase without preferential subscription rights reserved to categories of persons satisfying determined characteristics pursuant to the 24th resolution of the general meeting of shareholders of May 16, 2024 (the "2024 General Meeting") completed on April 7 2025 for an amount of €38 million, consisting of the issuance of (i) 34,090,004 new shares at a par value of €0.10 (the "New Shares") each with warrants of the Company attached (the "ABSA Warrants", and together with the New Shares, the "ABSA") at a subscription price of €1.1136 per ABSA and (ii) up to 59,657,507 additional new shares, if all the ABSA Warrants attached to the New Shares are exercised (the "ABSA Warrant Shares"); and ii) the issue through an offering reserved to categories of persons satisfying determined characteristics of 71,005,656 units (the “PFW-BS-PFW”) completed on April 7, 2025 for an amount of €79 million at a subscription price of €1.1136 per PFW-BS-PFW (of which €1.1036 will have been prefunded on the issue date), each PFW-BS-PFW consisting of one pre-funded warrant to subscribe for one share of the Company (the "First Pre-Funded Warrants") and one warrant (the "BS Warrants") to subscribe to one second pre-funded warrants (the "Second Pre-Funded Warrants"), each of which entitles the holder to subscribe for 1.75 shares of the Company (the "Second PFW Shares"), allowing to issue up to 71,005,656 additional new shares if all the First Pre-Funded Warrants are exercised (the "First PFW Shares") and up to 124,259,898 additional new shares if all the Second Pre-Funded Warrants are exercised (the "Second PFW Shares", together with the ABSA Warrant Shares and the First Pre-Funded Warrant Shares, the "Warrant Shares", and together with the New Shares, the "Offered Shares"). The Company received initial net proceeds of $125.5 million (€116.3 million) on April 7, 2025, and based on our current operations, plans and assumptions, we estimate that our balance of cash and cash equivalents will be sufficient to fund our operations into June 2026. We further estimate that, following the potential issuance of all Warrant Shares in the financing, representing potential additional gross proceeds of up to $181.4 million (€168.2 million), we could extend our financial visibility into 2028 and through potential commercialization of Viaskin Peanut in the U.S, if approved.

We imay needadditional capital as we prepare for the launch of Viaskin Peanut, if approved, and continue other research and development efforts. We may seek to finance our future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive financings.
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
We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:
•continue our research, pre-clinical and clinical development of our product candidates, in particular expanding the scope of our trials for Viaskin Peanut;
•seek regulatory and marketing approvals and pursue commercial activities for Viaskin Peanut, primarily in North America and in the European Union;
•seek regulatory and marketing approvals for our other product candidates that successfully complete clinical trials;

•establish a sales, marketing and distribution infrastructure to commercialize Viaskin Peanut, if approved, and any other products for which we may obtain marketing approval, especially in North America and in the European Union;
•further develop the manufacturing process for our product candidates;
•change or add additional manufacturers or suppliers;
•initiate and conduct any post-approval clinical trials, if required by the FDA or by the EMA, for our approved products, if any;
•initiate additional pre-clinical, clinical or other studies for our product candidates;
•seek to identify and validate additional product candidates;
•acquire or in-license other product candidates and technologies;
•make milestone or meet other payments deadlines under any in-license agreements;
•maintain, protect and expand our intellectual property portfolio;
•attract and retain new and existing skilled personnel;
•add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts, as well as a company listed on both the U.S. and French stock markets;
•experience any delays or encounter issues with any of the above.

Our Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company has incurred operating losses and negative cash flows from operations since inception. The Company does not generate product revenue and continues to prepare for the potential launch of its first product in the United States and in the European Union, if approved.
Since its inception, the Company has primarily funded its operations through equity financings, as well as public assistance and research tax credit. Prior to 2022, the Company underwent restructuring efforts, scaled down certain clinical programs, and engaged with regulatory authorities to advance Viaskin Peanut’s approval process in the United States and European Union. In 2022, the Company secured a private placement financing of $194 million and lifted a partial clinical hold from the FDA on its VITESSE Phase 3 clinical study.
On April 7, 2025, the Company received gross proceeds of $125.5 million (€116.3 million) from the issuance of the ABSA and PFW-BS-PFW, as described in Note 20. With the receipt of the aforementioned proceeds, and based on its current operations, plans, and assumptions examined by the Board on March 23, 2025, the Company estimates that its cash and cash equivalents are sufficient to fund its operations into June 2026.
Furthermore, should all Warrant Shares be issued, representing potential additional gross proceeds of up to $181.4 million (€168.2 million), the Company estimates that it could extend its financial visibility into 2028, covering the period through the potential commercialization of Viaskin Peanut in the U.S., if approved.
Given the Company’s historical operating losses and reliance on external financings, the Company may still seek additional capital for future needs through a combination of public or private equity or debt financings, collaborations, licensing agreements, and other funding options. While recent financing events have improved the Company’s financial position, access to additional capital in the future remains subject to market conditions and investor interest.
Business Trends
We engage in substantial research and development efforts to develop innovative pharmaceutical product candidates. Research and development expense consists primarily of:
•cost of third-party contractors such as contract research organizations, or CROs, that conduct our non-clinical studies and clinical trials;
•personnel costs, including salaries, related benefits and share-based compensation, for our employees engaged in scientific research and development functions;
•purchases, real-estate leasing costs, as well as conferences and travel costs; and
•depreciation, amortization and provisions.
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
In the year ended December 31, 2024, we spent $89.3 million in Research and Development expenses to advance the development of our product candidates. The following table provides a breakdown of our direct Research and Development expenses for our two lead development programs, as well as expenses not allocated to the programs and share-based compensation expenses included in Research and Development expenses, for the years ended December 31, 2024 and 2023, respectively:

	December 31,
	2024	2023
Viaskin Peanut(1)	80,479	60,329
As a percentage of research and development expenses, excluding share-	93%	105%
based compensation Expense(2)
Research and development expenses related to Viaskin Milk(1)	3,638	6,019
As a percentage of research and development expenses excluding share-based compensation Expense(3)	4%	10%
Other research and development expenses(1)	2,881	(8,621)
Total research and development expenses, excluding share-based compensation expense	86,999	57,727
Share-based compensation expenses included in research and development expenses	2,343	2,496
Total research and development expenses	89,343	60,223

(1)Excludes employee share-based compensation expense after $19.9 million loss on completion accrual reversal as of December 2023.
(2)If we exclude MAG1C impact the percentage of research and development expenses related to Viaskin Peanut in 2023 would be 84%.
(3)If we exclude MAG1C impact the percentage of research and development expenses related to Viaskin Milk in 2023 would be 8%.
We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, many of which are outside of our control including:
•the FDA’s approval of our BLA for Viaskin Peanut;
•the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, especially in North America;
•the costs of securing manufacturing arrangements for commercial production;
•revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•the scope, progress in, results and the costs of, our pre-clinical studies and clinical trials and other research and development programs, particularly as we seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials;
•the scope, prioritization and number of our research and development programs;
•the costs, timing and outcome of regulatory review of our product candidates;
•the achievement of milestones or occurrence of other developments that trigger payments under our existing collaboration agreements, and any additional collaboration agreements we may enter into;
•the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under any collaboration agreements or future collaborations, if any; and
•the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights.
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
Components of Our Results of Operations
Operating Income
Our operating income consists of other operating income, as described below, as we generated no revenue from our operating activities in 2024 or 2023.
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
If a company meets certain criteria in terms of sales, headcount or assets to be considered a Small and Medium-sized Enterprises, or SMEs, under EU law, immediate payment of the CIR can be requested. After two consecutive years in 2019 and 2020 without the SME status, we recovered our SME status, beginning in the fiscal year ending December 31, 2021, and became therefore eligible again for the immediate reimbursement of the CIR. During the fiscal year ended December 31, 2023, the Company received the reimbursement of the 2022 fiscal year research tax credit for a total amount of $5.9 million. During the fiscal year ended December 31, 2024, the Company received the reimbursement of the 2023 fiscal year research tax credit for a total amount of $8.7million, including 2020, 2021 and 2022 complementary research tax credit made during the fiscal year ended December 31, 2023.

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
Under the terms of the Collaboration Agreement, the Company was responsible for leading the development activities of MAG1C up through a pivotal Phase 3 clinical program, and if the appropriate regulatory approvals were received, Nestlé Health Science would support the commercialization of MAG1C globally. The Company was eligible to receive up to €100.0 million ($105.0 million at December 31, 2023 closing exchange rate) in potential development, clinical, regulatory and commercial milestones, including an upfront payment of €10.0 million received in July 2016.
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
Consequently, since signing the Mutual Termination Letter Agreement and as of December 31, 2023, we had recorded the following:
•Loss on completion accrual reversal of $19.9 million (Other Operating Income);
•Deferred revenue accrual reversal of $6.9 million (Operating Expenses);
•An Accrual of $2.3 million for the remaining expenses related to the ongoing clinical study fully expensed in 2024.
Operating Expenses
Since our inception, our operating expenses have consisted primarily of Research and Development activities, General and Administration costs and to lesser extent sales and marketing costs.
Research and Development Expenses
Research and Development expenses comprise clinical trials direct costs as well as salaries, share-based payments and benefits for internal Research and Development personnel. Consultants, costs of clinical trials costs related to manufacturing clinical study materials, sponsored research, clinical trials insurance, other external costs, depreciation (of Research and Development equipment and other costs related to Research and Development like loss on completion on MAG1C study until December 31, 2023), and facility costs related to the development of drug candidates. The Company records upfront, non-refundable payments made to outside vendors, or other payments made in advance of services performed or goods being delivered, as prepaid expenses, which are expensed as services are performed or the goods are delivered.
Certain Research and Development projects are, or have been, partially funded by collaboration agreements. The Company records the related reimbursement of research and development costs under these agreements as income in the period in which such costs are incurred.
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
Finance Income (Expense)
Our cash and cash equivalents have been deposited primarily in savings and deposit accounts with a short term remaining maturity at the date of purchase or less, refundable within 32 days or less, for which the risk of changes in value is considered to be insignificant. Savings and deposit accounts generate a limited amount of interest income, with very low counterparty risks. We expect to continue this investment strategy.
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes the results of our operations, derived from our consolidated financial statements, prepared in compliance with generally accepted accounting principles in the United States, or U.S. GAAP, for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023	$ change	% of change
Operating income	4,151	15,728	(11,577)	(74)%
Operating expenses
Research and development expenses	(89,342)	(60,223)	(29,119)	48%
Sales and marketing expenses	(2,659)	(2,438)	(222)	9%
General and administrative expenses	(28,739)	(29,500)	762	(3)%
Total Operating expenses	(120,740)	(92,161)	(28,579)	31%
Loss from operations	(116,589)	(76,432)	(40,157)	53%
Financial income (expense)	2,726	3,714	(987)	(27)%
Loss before taxes	(113,863)	(72,719)	(41,144)	57%
Income tax	(55)	(7)	(49)	721%
Net loss	(113,918)	(72,726)	(41,192)	57%
Basic/diluted Net loss per share attributable to shareholders	(1.17)	(0.76)	—	—
Operating Income
The following table summarizes our operating income for the years presented:

	December 31,
	2024	2023	$ change	% of change
Sales	—	—	—	—
Other income	4,151	15,728	(11,577)	(74)%
Research tax credit	4,146	8,766	(4,620)	(53)%
Other operating income	5	6,962	(6,957)	(100)%
Total operating income	4,151	15,728	(11,577)	(74)%
We generated operating income of $4.2 million for the year ended December 31, 2024 compared to $15.7 million for the year ended December 31, 2023. The decrease in operating income is due to a lower Research Tax Credit. and nil revenue recognition from January 1, 2024 onward due to the termination of the Collaboration Agreement with NESTEC.
The decrease of theResearch Tax Credit. by $(4.6) million for the year ended December 31, 2024 compared to the year ended December 31, 2023 is mainly due to a corrective Research Tax Credit. filed in 2023 by the Company for $2.9 million for 2020, 2021 and 2022 fiscal year and a greater proportion of clinical study activities carried out in North America in 2024 compared to 2023 not eligible for the Research Tax Credit.

Other operating income decreased by $(7.0) million for the year ended December 31, 2024 compared to the year ended December 31, 2023 mainly due to the reversal of deferred revenue following the Mutual Termination Letter Agreement, effective October 30, 2023, of the Collaboration Agreement between the Company and NESTEC.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses for the years presented:

	December 31,
	2024	2023	$ change	% of change
Research and Development expenses
External clinical-related expenses	62,448	49,044	13,404	27%
Employee-related costs	17,213	14,401	2,812	20%
Share-based payment expenses	2,343	2,496	(153)	(6)%
Depreciation and amortization	(719)	(13,658)	12,939	(95)%
Other costs	8,058	7,940	118	1%
Total Research and Development expenses	89,342	60,223	29,120	48%
Research and Development expenses increased by $29.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, mainly due to external clinical-related expenses increasing by $13.4 million from both an increase in participant enrollment in the VITESSE Phase 3 clinical trial and the preparatory activities for the COMFORT studies.
Employee-related costs, excluding share-based payments, increased by $2.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to the recruitment of 12 full-time employees (“FTE”) in Medical, Quality and Regulatory Affairs, mostly based in the U.S.
Depreciation, amortization and other costs increased by $12.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, mainly due to (1) the termination of the Collaboration Agreement with NESTEC that explained the accrual net reversal in 2023, (2) accruals reversals on CRO activities, and (3) Medical, Quality and Regulatory Affairs activities.

Sales and Marketing Expenses
The following table summarizes our sales and marketing expenses for the years presented:

	December 31,
	2024	2023	$ change	% of change
Sales & Marketing expenses
External professional services and other costs	1,770	1,684	86	5%
Employee-related costs incl. share-based payment expenses	890	754	136	18%
Total Sales & Marketing expenses	2,659	2,438	222	9%
Sales and marketing expenses increased by $0.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily to support pre-commercialization activities for Viaskin Peanut in North America.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years presented:

	December 31,
	2024	2023	$ change	% of change
General & Administrative expenses
External professional services	10,052	8,750	1,302	15%
Employee-related costs	8,981	8,201	780	10%
Share-based payment expenses	2,161	3,388	(1,227)	(36)%
Depreciation, amortization and other costs	7,545	9,161	(1,617)	(18)%
Total General & Administrative expenses	28,739	29,500	(762)	(3)%
General and administrative expenses decreased by $(0.8) million for the year ended December 31, 2024, compared to the year ended December 31, 2023.
External professional services increased by $1.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to one-time costs associated with (1) office moves in France and the U.S, (2) financing activities and (3) trademark and patent activities.
This increase is offset by a decrease in Depreciation, amortization and other costs by $(1.6) million for the year ended December 31, 2024, compared to the year ended December 31, 2023 primarily due to the accrual reversal on the Montrouge office revamping.
Financial income (loss)
Our financial income was $2.7 million in 2024 and $3.7 million in 2023, and primarily includes the financial income on our financial assets and foreign exchange gains.
Income tax
Our income tax expense was $55 thousand for the year ended December 31, 2024, compared to an income tax expense of $7 thousand for the year ended December 31, 2023.
Net loss
Net loss was $113.9 million for the year ended December 31, 2024, compared to $72.7 million for the year ended December 31, 2023. Net loss per share (based on the weighted average number of shares outstanding over the period) was $1.17 and $0.76 for the year ended December 31, 2024 and 2023, respectively.
Liquidity and Capital Resources
Financial Condition
On December 31, 2024, we held $32.5 million in cash and cash equivalents compared to $141.4 million of cash and cash equivalents on December 31, 2023. Net cash used for operating activities was $104.5 million and $79.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we recorded a net loss of $113.9 million. Our net cash flows provided by financing activities totaled $0.6 million in 2024 and $6.8 million in 2023, mainly consisting of the proceeds from our ATM program.,
Sources of Liquidity and Material Cash Requirements

Subsequent to December 31, 2024, the Company raised additional proceeds in the 2025 PIPE of initial net proceeds of $125.5 million (€116.3 million) received on April 7, 2025, and based on our current operations, plans and assumptions, we estimate that our balance of cash and cash equivalents will be sufficient to fund our operations into June 2026. We further estimate that, following the potential issuance of all Warrant Shares in the financing, representing potential additional gross proceeds of up to $181.4 million (€168.2 million), we could extend our financial visibility into 2028 and through potential commercialization of Viaskin Peanut in the U.S, if approved.

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
During the years ended December 31, 2023 and 2022, we obtained the following financing on the public markets by issuance of securities, net of commissions and estimated offering expenses:

	Equity capital	Bank loan	Other debt	Total
2022	194,446	—	—	194,446
2023	6,921	—	—	6,921
Total	201,367	—	—	201,367
We have incurred net losses each year since our inception. Substantially all of our net losses resulted from costs incurred in connection with our development programs and from general and administrative expenses associated with our operations. We have not incurred any bank debt.
We may seek additional capital as we prepare for the launch of Viaskin Peanut, if approved, and continue other research and development efforts. We may seek to finance our future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive financings.
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
The following table presents our material expenses commitments for future periods:

	Material Cash Requirements Due by the Year Ended December 31,
	2025	2026	2027	Thereafter	Total
	(Amounts in thousands)
Operating leases	836	1,228	1,237	5,136	8,437
Purchase obligations - Obligations Under the Terms of CRO Agreements	8,439	1,541	502	48	10,530
Total	9,275	2,769	1,739	5,184	18,967
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
Operating leases
In November 2023, the Company entered into new agreements to relocate its headquarters in Châtillon, France:
•a short term lease agreement for the fitting works of the new offices,
•a lease agreement starting April 16, 2024 with a minimum duration of six years.
Our corporate headquarters represents a $6.3 million cash requirement as of December 31, 2024 until April 2033.
In light of the current stage of regulatory interactions regarding Viaskin Peanut, we achieved the resizing of our facility use in North America to support our U.S. subsidiary as well as future commercialization needs, explaining partially operating leases costs as of December 31, 2024 and December 31, 2023:
•Our primary U.S. office is located in Warren, New Jersey. In February 2024, we entered into a lease agreement commencing on March 19, 2024 and effective for 70 months, for an office of 16,704 square feet. The office represents a $1.8 million cash requirement as of December 31, 2024 which expires December 1, 2029.
•We also have facilities located in Basking Ridge, New Jersey initially intended to support our U.S. operations. In March 2022, we entered into a lease agreement, commencing on April 1, 2022 and effective for 38 months, for an office of 579 square feet. The Basking Ridge office represent a $0.1 million cash requirement as of December 31, 2024 which expires June 1, 2025.
Purchase obligations—Obligations Under the Terms of CRO Agreements

In connection with the launch of our clinical trials for Viaskin Peanut and Viaskin Milk, we signed agreements with several contract research organizations. As of December 31, 2024, expenses associated with the ongoing trials amounted globally to $170.3 million, and we had non-cancellable contractual obligations with CRO until the year ended 2026 amounting to $10.0 million.
Cash flows
The table below summarizes our sources and uses of cash for the years ended December 31, 2024 and 2023.

	December 31,
(Amounts in thousands of U.S. Dollars)	2024	2023	$ change	% of change
Net cash flow used in operating activities	(104,474)	(79,653)	(24,821)	31%
Net cash flow used in investing activities	(757.0)	(808.3)	51.304	(6)%
Net cash flow provided by financing activities	587	6,767	(6,180)	(91)%
Effect of exchange rate changes on cash and cash equivalents	(4,268)	5,867	(10,135)	(173)%
Net (decrease) increase in cash and cash equivalents	(108,913)	(67,827)	(41,085)	61%
Operating Activities
Our net cash flows used in operating activities were $104.5 million and $79.7 million in 2024 and 2023 respectively. Our net cash flows used in operating activities increased by $24.8 million or 31% The variance is mainly driven by the increase in external clinical related expenses by $11.9 million and in Regulatory and Manufacturing activity-related expenses by $10.5 million.
Investing Activities
Our net cash flows used in investing activities were $0.8 million in 2024 and $0.8 million in 2023.
Financing Activities
Our net cash flows resulting from financing activities were $0.6 million in 2024 and $6.8 million in 2023 from the ATM.
Consistent with customary practice in the French securities market, we entered into a liquidity agreement (contrat de liquidité) with Natixis on April 13, 2012. The liquidity agreement complies with applicable laws and regulations in France. The liquidity agreement authorizes Natixis to carry out market purchases and sales of our shares on Euronext Paris. The amount is classified in other non-current financial assets in our statement of financial position. At December 31, 2024, 266,868 shares and $0.1 million were in the liquidity account. The liquidity agreement has a term of one year and will renew automatically unless otherwise terminated by either party.
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
Effective October 30, 2023, the Company and Nestlé Health Science signed an agreement, terminating the collaboration agreement between the two parties and the PII clinical study by which upfront and milestones 1 to 3 are definitively acquired by DBV.
Consequently, as of the signing of the Mutual Termination Letter Agreement and as of December 31, 2023, we recorded the following:
•Loss on completion accrual reversal $19,9 million;
•Deferred revenue accrual reversal $6.9 million;
•Accrual for ongoing Clinical study completion of $2.3 million as of December 31, 2023. This updated accrual of $22 thousand represents our best estimate of the remainder expenses related to the ongoing clinical study which will be incurred after December 31, 2024 and until the end of the study.
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
In the following table, the weighted average fair value of underlying shares are provided in euros, as we are incorporated in France and the euro is the currency used for the grants. We estimated the following assumptions for the calculation of the fair value of our stock options:

	Assumptions per year ended December 31,
Stock options per grant date	2024	2023
Weighted average shares price at grant date in €	0.76	2.03
Weighted average expected volatility	90.61%	93.70%
Weighted average risk-free interest rate	2.58%	2.95%
Weighted average expected term (in years)	6.25	6
Dividend yield	—	—
Weighted average fair value of stock-options in €*	0.57	1.67
*The weighted average fair value of underlying shares is presented in euros, as we are incorporated in France and the euro is the currency used for the grants.
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
Our principal executive officer and principal financial officer evaluated the effectiveness of these disclosure controls and procedures and concluded that as of December 31, 2024, our disclosure controls and procedures were effective.
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
Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
As a smaller reporting company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the fiscal quarter ended December 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, the Proxy Statement, and/or an amendment to this Form 10-K under cover of Form 10-K/A, the 10-K/A, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be included in the 10-K/A or in the sections titled “Board of Directors and Corporate Governance,” “Information About Our Executive Officers,” “Code of Business Conduct and Ethics” and “Insider Trading Policy” in our Proxy Statement and is incorporated herein by reference.
We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver. The full text of our Code of Conduct is available at the Investor Overview—Corporate Governance section of our website at www.dbv-technologies.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.
Item 11. Executive Compensation.
The information required by this Item 11 will be included in the 10-K/A or in the sections titled “Executive Compensation” (excluding the information under the subheading “Pay Versus Performance”) and “Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in the 10-K/A or in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in the 10-K/A or in the sections titled “Board of Directors and Corporate Governance” and “Certain Relationships and Related Person Transactions” in our Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 will be included in the 10-K/A or in the section titled “Audit Fees and Services” in our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The financial statements schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:
(a)(1) Financial Statements
Reference is made to the financial statements included in Item 8 of Part II hereof.
(a)(2) Financial Statement Schedules
All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.
(a)(3) Exhibits
EXHIBIT INDEX

Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date
3.1*	By-laws (status) of the registrant (English translation)
4.1	Form of Deposit Agreement	Form F-1/A	333-198870	4.1	10/15/2014
4.2	Form of Amendment No. 1 to Deposit Agreement	Form F-6 POS	333-266202	(a)(i)	05/17/2024
4.3	Form of Amendment No. 2 to Deposit Agreement	Form F-6 POS	333-266202	(a)(ii)	11/12/2024
4.4	Form of American Depositary Receipt	Form F-1/A	333-198870	4.1	10/15/2014
4.5	Description of Registered Securities	Form 20-F	001-36697	2.3	03/20/2020
4.6	Registration Rights Agreement, dated as of March 23, 2018, between the registrant, 667, L.P. and Baker Brothers Life Sciences, L.P.	Form 6-K	001-36697	4.1	03/23/2018
4.7	Registration Rights Agreement, dated as of June 8, 2022, between the registrant and the Investors named therein.	Form 8-K	001-36697	10.2	06/13/2022
4.8	Securities Purchase Agreement, dated as of June 8, 2022, between the registrant and the Subscribers named therein.	Form 8-K	001-36697	10.1	06/13/2022
10.1	Office Lease between the registrant and GENERALI VIE, dated March 3, 2025 (English translation)	Form 20-F	001-36697	4.2	04/29/2015
10.2*	Office Lease between the registrant and SCI DANTON MALAKOFF, dated October 2, 2023 (English translation)	Form 10-K	001-36697	10.2	03/07/2024
10.3*	Lease Agreement between DBV Technologies Inc. and SIG 106 LLC, dated March 28, 2022	Form 10-K	001-36697	10.3	03/07/2024
10.4	Assignment, Development and Co-Ownership Agreement among the registrant, L’Assistance Publique—Hopitaux de Paris and Université Paris Descartes, dated January 7, 2009 (English translation)	Form F-1	333-198870	10.2	09/22/2014
10.4#	Development Collaboration and License Agreement between the registrant and NESTEC S.A., dated May 27, 2016	Form 20-F	001-36697	4.14	03/22/2017
10.5#	Amendment to Development Collaboration and License Agreement between the registrant and NESTEC S.A., dated July 12, 2018	Form 20-F	001-36697	4.5	04/01/2019
10.6*	Letter Agreement Terminating Development Collaboration and License Agreement between registrant and Société des Produits Nestlé S.A. (f/k/a NESTEC S.A.), dated October 26, 2023	Form 10-K	001-36697	10.6	03/07/2024
10.7†	Form of Indemnification Agreement between the registrant and each of its executive officers and directors	Form F-1/A	333-198870	10.3	10/15/2014
10.8†	2013 and 2014 Share Option Plans (English translation)	Form F-1/A	333-198870	10.4	09/22/2014
10.9†	2012, 2013 and 2014 Free Share Plans (English translation)	Form F-1/A	333-198870	10.5	09/22/2014
10.10†	Summary of BSA	Form F-1	333-198870	10.6	09/22/2014
10.11†	Summary of BSPCE	Form F-1	333-198870	10.7	09/22/2014
10.12†	2015 Share Option Plan (English translation)	Form 20-F	001-36697	4.10	04/28/2016
10.13†	2015 Free Share Plans (English translation)	Form 20-F	001-36697	4.11	04/28/2016

10.14†	2016 Share Option Plan (English translation)	Form 20-F	001-36697	4.12	03/22/2017
10.15†	2016 Free Share Plan (English translation)	Form 20-F	001-36697	4.13	03/22/2017
10.16†	2017 Share Option Plan (English translation)	Form 20-F	001-36697	4.14	03/16/2018
10.17†	2017 Free Share Plan (English translation)	Form 20-F	001-36697	4.15	03/16/2018
10.18†	2018 Share Option Plan (English translation)	Form 20-F	001-36697	4.17	04/01/2019
10.19†	2018 Free Share Plan (English translation)	Form 20-F	001-36697	4.18	04/01/2019
10.20†	2019 Share Option Plan (English translation)	Form 20-F	001-36697	4.19	03/20/2020
10.21†	2019 Free Share Plan (English translation)	Form 20-F	001-36697	4.20	03/20/2020
10.22†	2020 Share Option Plan (English translation)	Form 10-K	001-36697	10.21	03/17/2021
10.23†	2020 Free Share Plan (English translation)	Form 10-K	001-36697	10.22	03/17/2021
10.24†	2021 Share Option Plan (English translation)	Form 10-K	001-36697	10.22	03/09/2022
10.25†	2021 Free Share Plan (English translation)	Form 10-K	001-36697	10.23	03/09/2022
10.26†	2022 Share Option Plan (English translation)	Form 10-K	001-36697	10.24	03/02/2023
10.27†	2022 Free Share Plan (English translation)	Form 10-K	001-36697	10.25	03/02/2023
10.28†	2023 Share Option Plan (English translation)	S-8	333-275662	99.3	11/20/2023
10.29†	2023 Free Share Plan (English translation)	S-8	333-275662	99.2	11/20/2023
10.30†	2024 Share Option Plan (English translation)	S-8	333-280657	99.1	07/30/2024
10.31†	2024 Free Share Plan (English translation)	S-8	333-280657	99.2	07/30/2024
10.32†	Executive Agreement, dated November 29, 2018, between the registration and Daniel Tassé	Form 10-K	001-36697	10.23	03/17/2021
10.33†	First Amendment to the Executive Agreement of Daniel Tassé, dated June 27, 2019, between the registrant and Daniel Tassé	Form 10-K	001-36697	10.24	03/17/2021
10.34†	Executive Agreement, dated July 22, 2019, between the registrant and Pharis Mohideen	Form 10-K	001-36697	10.25	03/17/2021
10.35†	Letter Agreement, dated as of December 16, 2024, amending the Employment Agreement dated July 19, 2019, by and between registrant and Pharis Mohideen	Form 8-K	001-36697	10.1	12/16/2024
10.36†	Letter Agreement, dated June 26, 2019, between the registrant and Sébastien Robitaille (English translation)	Form 10-K	001-36697	10.26	03/17/2021
10.37†	Letter Agreement, dated December 1, 2019, between the registrant and Sébastien Robitaille (English translation)	Form 10-K	001-36697	10.26	03/17/2021
10.38*†	English Summary Translation of Separation Agreement and Release between Sébastien Robitaille and registrant	Form 10-K	001-36697	10.35	03/07/2024
10.39*†	Letter Agreement, dated November 1, 2023, between the registrant and Virginie Boucinha (English translation)	Form 10-K	001-36697	10.36	03/07/2024
10.40†	English Summary Translation of Letter Agreement dated as of December 16, 2024, amending the Employment Agreement dated November 6, 2023, by and between registrant and Virginie Boucinha	Form 8-K	001-36698	10.2	12/18/2024
19.1*	Securities Trading Policy
21.1*†	List of subsidiaries of the registrant	Form 10-K	001-36697	21.1	03/07/2024
23.1*	Consent of Deloitte & Associés
23.2*	Consent of KPMG S.A.
24.1**	Power of Attorney (included on the signature page of this report).
31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Incentive Compensation Recoupment Policy, approved	Form 10-K	001-36697	97.1	03/01/2024
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.
**Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
†Indicates a management contract or any compensatory plan, contract or arrangement.
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

Date:April 11, 2025
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated on April 11, 2025.

Signature	Title
/s/ Daniel Tassé Daniel Tassé	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Virginie Boucinha Virginie Boucinha	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Michel de Rosen Michel de Rosen	Director
/s/ Mailys Ferrere Mailys Ferrere	Director
/s/ Michael J. Goller Michael J. Goller	Director
/s/ Danièle Guyot-Caparros Danièle Guyot-Caparro	Director
/s/ Timothy E. Morris Timothy E. Morris	Director
/s/ Adora Ndu Adora Ndu	Director
/s/ Julie O’Neill Julie O’Neill	Director
/s/ Ravi Madduri Rao Ravi Madduri Rao	Director
/s/ Daniel Soland Daniel Soland	Director

Index to Financial Statements
Annual Financial Statements for the Years Ended December 31, 2024 and 2023:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
To the Shareholders and Board of Directors of DBV Technologies S.A.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of DBV Technologies S.A. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, cash flows and changes in shareholders' equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are public accounting firms registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Going Concern – Refer to Notes 1 and 20 to the consolidated financial statements
Critical Audit Matter Description
As described further in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception. The Company does not generate product revenue and continues to prepare for the potential launch of its first product in the United States and in the European Union, if approved.
On April 7, 2025, the Company received gross proceeds of $125.5 million (€116.3 million) from the issuance of the ABSA and PFW-BS-PFW, as described further in Note 20. With the receipt of the aforementioned proceeds, and based on its current operations, plans, and assumptions, the Company estimates that its cash and cash equivalents are sufficient to fund its operations into June 2026.

We identified the evaluation of the Company’s ability to continue as a going concern and related disclosures as a critical audit matter. This matter required a high degree of subjective auditor judgment when performing audit procedures to evaluate (1) the reasonableness of management’s forecasted operating expenses, and (2) the adequacy of the consolidated financial statements disclosure related to the going concern assessment.
How the Critical Audit Matter was Addressed in the Audit
The following are the primary procedures we performed to address this critical audit matter.
•We compared the Company’s historical forecasted operating expenses to actual results to assess the Company’s ability to accurately forecast.

•We performed a sensitivity analysis over the Company’s forecasted cash flows by evaluating the effect of changes to the forecasted operating expenses on the Company’s going concern assessment.

•We evaluated the reasonableness of the Company’s forecasted operating expenses by:
◦inquiring of senior management to gain an understanding of the Company’s operations, strategy, and research and development activities;

◦comparing the forecasted operating expenses to historical operating expenses;

◦comparing forecasted operating expenses to management’s communications to the Board of Directors and public information disseminated by the Company.

•We assessed the adequacy of the Company’s disclosures related to its going concern assessment by comparing the disclosures to the audit evidence obtained.

/s/ Deloitte & Associés	KPMG S.A.
/s/ Renaud Maxime Cambet
Partner
We have served as the Company’s auditor since 2011.	We have served as the Company’s auditor since 2020.

Paris-La Défense, France
April 11, 2025

DBV Technologies S.A.
Consolidated Statements of Financial Position
(amounts in thousands, except share and per share data)

		December 31,	December 31,
	Note	2024	2023
Assets
Current assets :
Cash and cash equivalents	3	$32,456	141,367
Other current assets	4	11,932	17,548
Total current assets		44,388	158,915
Property, plant, and equipment, net	5	11,306	12,622
Right-of-use assets related to operating leases	6	5,502	5,247
Intangible assets		40	58
Other non-current assets	7	4,423	6,144
Total non-current assets		21,271	24,071
Total Assets		$65,658	182,986

Liabilities and shareholders' equity
Current liabilities:
Trade payables	8	$22,032	23,302
Short-term operating leases	6	654	1,144
Current contingencies	13	122	3,959
Other current liabilities	8/9	8,328	8,934
Total current liabilities		31,136	37,339
Non-current liabilities:
Long-term operating leases	6	6,297	4,526
Non-current contingencies	13	838	935
Total non-current liabilities		7,135	5,461
Total Liabilities		$38,271	42,799
Shareholders’ equity:
Ordinary shares, €0.10 par value; 102,847,501 and 96,431,770 shares authorized, and issued as at December 31, 2024 and December 31, 2023, respectively,		$11,651	10,972
Additional paid-in capital		315,613	377,468
Treasury stock, 266,868 and 222,988 and ordinary shares as of December 31, 2024 and December 31, 2023, respectively, at cost		(1,309)	(1,263)
Accumulated deficit		(286,375)	(238,862)
Accumulated other comprehensive income		905	742
Accumulated currency translation effect		(13,097)	(8,871)
Total Shareholders’ equity	11	$27,387	140,187
Total Liabilities and Shareholder's equity		$65,658	182,986
The accompanying notes are an integral part of these consolidated financial statements.

DBV Technologies S.A.
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands, except share and per share data)

	Twelve Months Ended December 31,
	2024	2023
Operating income	$4,151	15,728
Operating expenses
Research and development expenses	(89,342)	(60,223)
Sales and marketing expenses	(2,659)	(2,438)
General and administrative expenses	(28,739)	(29,500)
Total Operating expenses	(120,740)	(92,161)
Loss from operations	(116,589)	(76,432)
Financial income (expense)	2,726	3,714
Loss before taxes	(113,863)	(72,719)
Income tax	(55)	(7)
Net loss	$(113,918)	(72,726)
Foreign currency translation differences, net of taxes	(4,222)	5,710
Actuarial gains on employee benefits, net of taxes	163	(38)
Comprehensive loss	$(117,977)	(67,054)
Basic/diluted Net loss per share attributable to shareholders	$(1.17)	(0.76)
Weighted average shares outstanding used in computing per share amounts:	96,995,379	95,121,390
The accompanying notes are an integral part of these consolidated financial statements.

DBV Technologies S.A.
Consolidated Statements of Cash Flows
(amounts in thousands

		Twelve Months Ended December 31,
	Notes	2024	2023

Net loss for the period		$(113,918)	(72,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accrued contingencies		(925)	(13,998)
Retirement pension obligations		—	76
Expenses related to share-based payments		4,620	6,019
Other elements		(3)	23
Changes in operating assets and liabilities:
Decrease (increase) in other current assets		4,629	(3,795)
(Decrease) increase in trade payables		272	8,420
(Decrease) increase in other current liabilities		366	(5,334)
Change in operating lease liabilities and right of use assets		485	1,662
Net cash flow used in operating activities		$(104,474)	(79,653)
			—
Cash flows used in investing activities :
Change in property, plant, and equipment		(2,338)	(677)
Change in intangible assets		(3)	—
Change in non-current assets		1,584	(131)
Net cash flows used in investing activities		$(757)	(808)
			—
Cash flows provided by financing activities :
Treasury shares		(47)	(154)
Capital increases, net of transaction costs		634	6,921
Net cash flows provided by financing activities		587	6,767

Effect of exchange rate changes on cash and cash equivalents		(4,268)	5,867
Net (decrease) / increase in cash and cash equivalents		$(108,913)	(67,827)
Net Cash and cash equivalents at the beginning of the period		141,367	209,194
Net cash and cash equivalents at the end of the period	3	$32,456	141,367
The accompanying notes are an integral part of these consolidated financial statements.

DBV Technologies S.A.
Consolidated Statements of Changes in Shareholders’ Equity
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at December 31, 2022	94,137,145	10,720	458,221	(1,109)	(259,578)	781	(14,581)	194,453
Net (loss)	—				(72,726)			(72,726)
Other comprehensive income (loss)	—					(38)	5,710	5,672
Issuance of ordinary shares	2,294,625	252	6,670					6,921
Treasury shares	—			(154)				(154)
Share-based payments	—		6,019					6,019
Allocation of accumulated net losses	—		(93,441)		93,441
Balance at December 31, 2023	96,431,770	10,972	377,468	(1,263)	(238,862)	742	(8,871)	140,187
Net (loss)	—				(113,918)			(113,918)
Other comprehensive income (loss)	—					163	(4,222)	(4,059)
Issuance of ordinary shares	405,731	43	(43)
Exercised share warrants	6,010,000	636						636
Treasury shares	—			(47)				(47)
Share-based payments	—		4,620					4,620
Allocation of accumulated net losses	—		(66,433)		66,433
Other change in equity	—				(28)		(4)	(32)
Balance at December 31, 2024	102,847,501	11,651	315,613	(1,309)	(286,375)	905	(13,097)	27,387
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
Note 1    Nature of the business and principles and accounting methods
Incorporated in 2002 under the laws of France, DBV Technologies S.A. (“DBV Technologies,” or the “Company”, or “we”, or the “group”) is a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin™. The Company’s therapeutic approach is based on epicutaneous immunotherapy, or EPITTM, a proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin™.
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
The following list presents all entities included in the consolidation scope for the years ended December 31, 2023 and 2024, as well as their country of incorporation and the percentage of ownership interests:
•DBV Technologies Inc. was incorporated in Delaware on April 7, 2014 (the “US subsidiary”). The share capital of this US subsidiary is 100% owned by DBV Technologies S.A.;
•DBV Australia Pty Ltd. was incorporated in New South Wales, Australia on July 3, 2018 (the “Australian subsidiary”). The share capital of this Australian subsidiary is 100% owned by DBV Technologies S.A. (“DBV Technologies”);
•DBV Pharma was incorporated in Paris on December 31, 2018 (the “French subsidiary”). The share capital of this French subsidiary is 100% owned by DBV Technologies S.A.
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
Conversion of Foreign Currency Transactions
Foreign currency transactions are converted to functional currency of the entity at the rate of exchange applicable on the transaction date. At period-end, foreign currency monetary assets and liabilities are converted at the rate of exchange prevailing on that date. The resulting exchange gains or losses are recorded in the Consolidated Statement of Operations and Comprehensive Loss in Operating income (expenses) or Financial income (expenses) depending on the nature of the underlying monetary item.
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
Since its inception, the Company has primarily funded its operations through equity financings, as well as public assistance and Research Tax Credit.. Prior to 2022, the Company underwent restructuring efforts, scaled down certain clinical programs, and engaged with regulatory authorities to advance Viaskin Peanut’s approval process in the United States and European Union. In 2022, the Company secured a private placement financing of $194 million and lifted a partial clinical hold from the FDA on its VITESSE Phase 3 clinical study.
On April 7, 2025, the Company received gross proceeds of $125.5 million (€116.3 million) from the issuance of the ABSA and PFW-BS-PFW, as described in Note 20. With the receipt of the aforementioned proceeds, and based on its current operations, plans, and assumptions examined by the Board on March 23, 2025, the Company estimates that its cash and cash equivalents are sufficient to fund its operations into June 2026.
Given the Company’s historical operating losses and reliance on external financings, the Company may still seek additional capital for future needs through a combination of public or private equity or debt financings, collaborations, licensing agreements, and other funding options. While recent financing events have improved the Company’s financial position, access to additional capital in the future remains subject to market conditions and investor interest.
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
During the years ended December 31, 2024 and December 31, 2023, the Company did not hold any derivative financial instruments.
Fair Value Measurements
Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:
•Level 1—Quoted market prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;
•Level 2—Quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly. Fair value determined through the use of models or other valuation methodologies;
•Level 3—Significant unobservable inputs for assets or liabilities that cannot be corroborated by market data. Fair value is determined by the reporting entity’s own assumptions utilizing the best information available and includes situations where there is little market activity for the asset or liability.
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
Cash and Cash Equivalents
Cash includes cash on hand and demand deposits with banks. Cash equivalents include short-term, highly liquid investments, with a short term remaining maturity at the date of purchase or less, readily convertible to known amounts of cash, for which the risk of changes in value is considered to be insignificant. Demand deposits therefore meet the definition of cash equivalents. Cash equivalents are measured at fair value using Level 1 and any changes are recognized in the Consolidated Statements of Operations and Comprehensive Loss.
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
•discount rate;
•future salary increases;
•employee turnover; and
•mortality tables.
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
Contingencies
An estimated loss from a loss contingency is recognized if the following two conditions are met:
•information available before the consolidated financial statements are issued indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements; and
•the amount of loss can be reasonably estimated.
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
Other operating income
Research Tax Credit
The research tax credit (crédit d’impôt recherche) is granted to companies by the French tax authorities in order to encourage them to conduct technical and scientific research. Companies that prove that they have expenditures that meet the required criteria receive a tax credit that can be used against the payment of the income tax due for the fiscal year in which the expenditures were made and the next three fiscal years, or, as applicable, can be reimbursed for the excess portion. The expenditures taken into account for the calculation of the Research Tax Credit. involve only research expenses.
In the fiscal year ended December 31, 2021, the Company recovered its Small and Medium-sized Enterprises, or SMEs, status under EU law, and became therefore eligible again for the immediate reimbursement of the Research Tax Credit. During the year ended December 31, 2023, the Company received a reimbursement of $6.0 million for the 2022 fiscal year Research Tax Credit.. During the year ended December 31, 2024, the Company received a reimbursement for the 2023 fiscal year Research Tax Credit. for a total amount of $8.7 million, included 2020, 2021 and 2022 complementary Research Tax Credit. made during the fiscal year ended December 31, 2023.
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
Other Items in the Comprehensive Loss
Comprehensive loss is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as foreign currency translation adjustments. These changes in equity are presented net of tax.
Net Loss Per Share
The Company calculates basic and diluted net loss per ordinary share by dividing the net loss by the weighted-average number of ordinary shares outstanding during the period. For the years ended December 31, 2024 and 2023, the Company has excluded the effects of all potentially dilutive shares, which include outstanding ordinary stock options, warrants to purchase ordinary shares, and restricted stock units, from the weighted-average number of ordinary shares outstanding as their inclusion in the computation for these years would be anti-dilutive due to net losses incurred.
Subsequent Events

The Consolidated Statements of Financial Position and the Consolidated Statements of Operations and Comprehensive Loss of the Company are adjusted to reflect the subsequent events that alter the amounts related to the situations that existed as of the end of the period covered. The Company has evaluated subsequent events from the balance sheet date through April 11, 2025, the date at which the consolidated financial statements are issued.
Accounting Pronouncements adopted in 2024
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, which enables investors to better understand an entity's overall performance and assists with assessing potential future cash flows. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included in the reported measure of segment profit and loss. The Company adopted ASU 2023-07 in December 2024. Refer to Note 21 - Reportable Segment Disclosure for further information.
Accounting Pronouncements issued not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes Topic 740 — Improvements to Income Tax Disclosures which enhances the transparency and usefulness of income tax disclosures. This amendment requires disclosure of disaggregated information about the Company’s effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. For SEC filers, this ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income Topic 220 — Expense Disaggregation Disclosures. The guidance requires disclosure of additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. For SEC filers, this ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.
Note 2    Significant Events and Transactions of the Periods
Clinical programs
United States Regulatory History and Current Status
In January 2021, the Company received written responses from the FDA to questions provided in the Type A meeting request the Company submitted in October 2020 following the CRL. The FDA agreed with its position that a modified Viaskin Peanut patch should not be considered as a new product entity provided the occlusion chamber of the current Viaskin Peanut patch and the peanut protein dose of 250 μg (approximately 1/1,000 of one peanut) remains unchanged and performs in the same way it has performed previously. In order to confirm the consistency of efficacy data between the existing and a modified patch, FDA requested an assessment comparing the uptake of allergen (peanut protein) between the patches in peanut allergic children ages 4-11. The Company named that assessment EQUAL, which stands for Equivalence in Uptake of Allergen. The FDA also recommended conducting a six-month, well-controlled safety and adhesion trial to assess a modified Viaskin Peanut patch in the intended patient population. The Company later named this clinical trial STAMP, which stands for Safety, Tolerability, and Adhesion of Modified Patches.
Based on the January 2021 FDA feedback, the Company defined three parallel workstreams:
1.Identify a modified Viaskin patch (which the Company calls mVP).
2.Generate the six-month safety and adhesion clinical data FDA requested via STAMP, which the Company expected to be the longest component of the mVP clinical plan. The Company prioritized the STAMP protocol submission so the Company could begin the clinical trial as soon as possible.
3.Demonstrate the equivalence in allergen uptake between the current and modified patches in the intended patient population via EQUAL. The complexity of EQUAL hinged on the lack of established clinical and regulatory criteria to characterize allergen uptake via an epicutaneous patch. To support those exchanges, the Company outlined its proposed approach to demonstrate allergen uptake equivalence between the two patches, and allotted time to generate informative data through two additional Phase 1 clinical trials in healthy adult volunteers:
a.PREQUAL, a Phase 1 trial with adult healthy volunteers to optimize the allergen sample collection methodologies and validate the assays we intend to use in EQUAL. The data collection phase of the trial is complete, and the data analysis phase is ongoing;
b.“EQUAL in adults”—a second Phase 1 trial with adult healthy volunteers to compare the allergen uptake of cVP and mVP.
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
In May 2021, the Company submitted its proposed STAMP protocol to the FDA, and on October 14, 2021, the Company received an Advice/Information Request letter from the FDA. In this letter, the FDA requested a stepwise approach to the modified Viaskin patch development program and provided partial feedback on the STAMP protocol. Specifically, the FDA requested that the Company conducts allergen uptake comparison trials (i.e., “EQUAL in Adults”, EQUAL), and submits the allergen uptake comparison data for FDA review and feedback prior to starting the STAMP study. The FDA’s explanation was that the results from the allergen uptake studies might affect the design of the STAMP study.
After careful review of the FDA’s information requests, in December 2021, the Company decided not to pursue the sequential approach to the development plans for Viaskin Peanut as requested by the FDA in the October 2021 feedback. The Company estimated that the FDA’s newly proposed sequential approach would require at least five rounds of exchanges that necessitate FDA alignment prior to initiating STAMP, the six-month safety and adhesion study. As such, in December 2021, the Company announced its plan to initiate a pivotal Phase 3 placebo-controlled efficacy trial for a modified Viaskin Peanut patch (mVP) in children in the intended patient population. The Company considers this approach the most straightforward to potentially demonstrate effectiveness, safety, and improved in vivo adhesion of the modified Viaskin Peanut system. The FDA confirmed the Company’s change in strategy was agreeable via oral and written exchanges.
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
On July 31, 2023, the Company announced receipt of feedback from FDA on the two supplemental safety studies, COMFORT Children and COMFORT Toddlers. The COMFORT Toddlers safety study will enroll peanut allergic toddlers ages 1-3-years and will support the efficacy results generated from the EPITOPE Phase 3 pivotal study. FDA agreed with a six-month study duration and a 3:1 randomization (active: placebo) of approximately 400 subjects in the double-blind, placebo-controlled COMFORT Toddlers study. On March 24, 2025, the Company announced that in a Written Responses Only to the Company’s Type D IND meeting the FDA agreed with the Company’s proposal that the safety exposure data from the VITESSE Phase 3 study for Viaskin peanut patch in 4 – 7-year-olds will be sufficient to support a BLA filing in this age group. As a result, the COMFORT Children supplemental safety study will no longer be required and the Company will not conduct the study. The Company will utilize the safety data from the VITESSE participants randomized to active treatment as well as placebo-crossover participants in the VITESSE Open Label Extension (OLE). Accordingly, the Company plans to submit a BLA in the first half of 2026 and anticipates potentially accelerating the product launch by approximately one year, subject to FDA approval.
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
On September 23, 2024, the Company announced having exceeded its recruitment goal and successfully closed the screening process for the VITESSE Phase 3 study evaluating the Viaskin Peanut Patch in peanut allergic children ages 4 – 7 years old. Topline results of VITESSE data are expected in the fourth quarter 2025.
On March 24, 2025, the Company announced that in a Written Responses Only to the Company’s Type D IND meeting the FDA agreed with the Company’s proposal that the safety exposure data from the VITESSE Phase 3 study for Viaskin peanut patch in 4 – 7-year-olds will be sufficient to support a BLA filing in this age group. As a result, the COMFORT Children supplemental safety study will no longer be required and the Company will not conduct the study. The Company will utilize the safety data from the VITESSE participants randomized to active treatment as well as placebo-crossover participants in the VITESSE Open Label Extension (OLE). Accordingly, the Company plans to submit a BLA in the first half of 2026 and anticipates potentially accelerating the product launch by approximately one year, subject to FDA approval.

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
Consequently, since signing the Mutual Termination Letter Agreement and as of December 31, 2023, we recorded the following:
–Loss on completion accrual reversal $19.9 million (Other Operating Income);
–Deferred revenue accrual reversal $6.9 million (Operating Expenses);
–Accrual for ongoing Clinical study completion $2.3 million (Operating Expenses). This accrual represented our best estimate of the remaining expenses related to the ongoing clinical study which will be incurred after December 31, 2023 and until the end of the study.
Financing
In May 2022, the Company announced that pursuant to the Company’s At-The-Market program established in May 2022 (the “ATM Program”), it had issued and completed sales of new ordinary shares (the “Ordinary Shares”) in form of American Depositary Shares (“ADSs”), for a total gross amount of $15.3 million ($14.1 million net of transaction costs). In this context, 6,036,238 new Ordinary Shares in form of ADS have been issued through a capital increase without preferential subscription rights of the shareholders reserved to specific categories of persons fulfilling certain characteristics (the “ATM Issuance”), at a unit subscription price of 1.27 dollar per ADS (i.e., a subscription price per Ordinary Share of €2.41 based on the USD/EUR exchange rate of 1.0531 dollar for 1 euro, as published by the European Central Bank on May 4, 2022) and each ADS giving the right to receive one-half of one ordinary share of the Company.
Pursuant to the ATM program, the Company issued and completed sales of new Ordinary Shares in the form of ADSs for a total gross amount of $7.8 million on June 14, 2023 (and a net amount of $6.9 million after $0.9 million capital increase fees imputation).
In June 2022, the Company announced an aggregate $194 million ($180.4 million net of transaction costs) private investment in public equity (PIPE) financing (corresponding to €181 million on the basis of an exchange rate of $1.0739 = €1.00 published by the European Central Bank on June 8, 2022) from the sale of 32,855,669 ordinary shares, as well as pre-funded warrants to purchase up to 28,276,331 ordinary shares (the “June 2022 PIPE”). The ordinary shares were sold to the purchasers at a price per ordinary share of €3.00 (corresponding to $3.22), and the pre-funded warrants were sold to the purchasers at a pre-funded price of €2.90 (corresponding to $3.11) per pre-funded warrant, which equals the per share price for the ordinary shares less the remaining €0.10 exercise price for each such pre-funded warrant. Gross proceeds from the June 2022 PIPE total approximately $194 million (corresponding to €181 million), before deducting private placement expenses.
The ordinary shares issued in the June 2022 PIPE, including the ordinary shares issuable upon exercise of the pre-funded warrants from the PIPE financing, were not been registered under the Securities Act of 1933, as amended, at the time of the offering, and may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements. In connection with the PIPE financing, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has filed a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of 59,269,629 ordinary shares issued in the June 2022 PIPE, including ordinary shares underlying the pre-funded warrants.
Legal Proceedings
From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. We are not currently subject to any material legal proceedings.

Note 3    Cash and Cash Equivalents
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	December 31,
	2024	2023
Cash	32,456	10,530
Cash equivalents	—	130,836

Total cash and cash equivalents as reported in the statements of financial position	32,456	141,367
Cash equivalents are immediately convertible into cash at no or insignificant cost on demand. They are measured using Level 1 fair value measurements.
Note 4    Other Current Assets
Other current assets consisted of the following:

	December 31,
	2024	2023
Research tax credit	3,980	8,857
Other tax claims	4,452	5,236
Prepaid expenses	1,541	2,103
Other receivables	1,959	1,353
Total	11,932	17,548
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
During the year ended December 31, 2023, the Company received the reimbursement of $6.0 million of the 2022 fiscal year research tax credits.
During the year ended December 31, 2024, the Company received the reimbursement of the 2023 fiscal year research tax credits for a total amount of $8.7 million included 2020, 2021 and 2022 complementary research tax credit made during the fiscal year ended December 31, 2023.
The variance in Research Tax Credit during the two years disclosed is presented as follows:

Amount in thousands of US Dollars
Opening research tax credit receivable as of January 1, 2023	5,792
+Operating revenue (1)	8,766
- Payment received	(5,971)
- Adjustment and currency translation effect	271
Closing research tax credit receivable as of December 31, 2023	8,857
Of which - Non-current portion	—
Of which - Current portion	8,857

Amount in thousands of US Dollars
Opening research tax credit receivable as of January 1, 2024	8,857
+ Operating revenue	4,146
- Payment received	(8,676)
- Adjustment and currency translation effect	(348)
Closing research tax credit receivable as of December 31, 2024	3,980
Of which - Non-current portion	—
Of which - Current portion	3,980

(1)Included 2020, 2021 and 2022 complementary research tax credit made during the fiscal year ended December 31, 2023.

Note 5    Property, Plant, and Equipment
Property and equipment, net consisted of the following:

	01/01/2023	Currency translation effect	Additions	Disposals	Reclassification	31/12/2023
Laboratory equipment	20,459	815	—	—	3,594	24,868
Fixture and installations	2,999	106	—	—	—	3,105
Computer equipment	1,258	40	—	—	126	1,425
Other property, plant and equipment	700	23	53	—	—	775
Property, plant, and equipment in progress	4,467	91	625	—	(3,720)	1,462
Total, gross	29,883	1,074	677	—	—	31,635
Accumulated depreciation of laboratory equipment	(10,825)	(440)	(2,275)	—	—	(13,539)
Accumulated depreciation of fixtures and installations	(2,305)	(93)	(535)	—	—	(2,933)
Accumulated depreciation of computer equipment	(1,134)	(37)	(91)	—	—	(1,262)
Accumulated depreciation of other property, plant and equipment	(523)	(30)	(666)	—	—	(1,219)
Less accumulated amortization and depreciation	(14,788)	(600)	(3,566)	—	—	(18,954)
Total, net	15,095	474	(2,889)	—	—	12,622

	01/01/2024	Currency translation effect	Additions	Disposals	Reclassification	31/12/2024
Laboratory equipment	24,868	(1,501)	—	—	388	23,726
Fixture and installations	3,105	(116)	30	(3,042)	1,336	1,312
Computer equipment	1,425	(87)	1	—	451	1,789
Other property, plant and equipment	775	(42)	—	(7)	96	822
Property, plant, and equipment in progress	1,462	(77)	2,101	—	(2,270)	1,185
Total, gross	31,635	(1,825)	2,132	(3,049)	—	28,834
Accumulated depreciation of laboratory equipment	(13,539)	901	(2,274)	—	—	(14,912)
Accumulated depreciation of fixtures and installations	(2,933)	63	(271)	3,042	—	(99)
Accumulated depreciation of computer equipment	(1,262)	68	(152)	—	—	(1,346)
Accumulated depreciation of other property, plant and equipment	(1,219)	66	(24)	6	—	(1,171)
Less accumulated amortization and depreciation	(18,954)	1,098	(2,721)	3,049	—	(17,528)
Total, net	12,622	(726)	(589)	—	—	11,306

The depreciation and amortization expense for each of the years ended December 31, 2024 and 2023 was $2.7 million and $3.6 million respectively.

Note 6    Lease contracts
Future minimum lease payments under the Company’s operating leases’ right of use as of December 31, 2024 and 2023, are as follows:

(Amounts in thousands of US Dollars)	31/12/2024			31/12/2023
	Real Estate	Other assets	Total	Real Estate	Other assets	Total
Current portion	810	26	836	1,205	79	1,284
Year 2	1,222	7	1,228	65	11	75
Year 3	1,230	7	1,237	421	—	421
Thereafter	5,127	9	5,136	5,515	—	5,515
Total minimum lease payments	8,388	49	8,437	7,205	90	7,295
Less: Effects of discounting	(1,463)	(23)	(1,486)	(1,617)	(9)	(1,626)
Present value of lease liabilities	6,925	26	6,951	5,588	81	5,669
Less: current portion	(648)	(6)	(654)	(1,072)	(68)	(1,144)
Long-term lease liabilities	6,278	20	6,297	4,516	13	4,526
Weighted average remaining lease term (years)	7.49	0.02		7.5	0.0
Weighted average discount rate	5.02%	0.02%		4.53%	2.50%
The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	December 31,
(Amounts in thousands of US Dollars)	2024	2023
Operating lease expense / (income)	1,868	3,526
Net termination impact	(52)	(92)
In November 2023, the Company signed agreements for the new headquarters in Châtillon, France:
•a short term lease agreement in order to fit the new offices;
•a lease agreement starting on April 16, 2024.
The lease commencement was based upon delivery of possession of the premises by the Landlord and occurred in November 2023. Right of use and related lease debt have been recorded starting November 2023 for a gross amount of $4.5 million.
Supplemental cash flow information related to operating leases is as follows for the year ended December 31, 2024 and 2023:

	December 31,
(Amounts in thousands of US Dollars)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	—	—
Operating cash flows from operating leases	1,053	1,956
Note 7    Other non-current assets
Other non-current assets consisted of the following:

	December 31,
	2024	2023
FX facility collateral account	—	3,904
Deposits, pledged securities, prepaid expenses and other non-current financial assets	4,312	2,074
Liquidity contract	111	166
Total non-current assets	4,423	6,144
The other non-current assets are composed of security deposits paid to premises lessors, pledged securities and the liquidity contract. The collateral account to guarantee a FX facility is released as of December 31, 2024.
Under the liquidity contract, 266,868 treasury shares were allocated as a reduction of Shareholders’ Equity as at December 31, 2024 with the cash balance being maintained in financial assets.

Note 8    Trade payables and Other Current Liabilities
Trade Payables
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each fiscal year presented.
Other Current Liabilities
Other current liabilities consisted of the following:

	December 31,
	2024	2023
Social debt	7,294	7,828
Tax liabilities	188	223
Other debts	846	883
Total	8,328	8,934
Social debt includes short-term debt related to employees’ bonus accruals, as well as social welfare and tax agencies.

Note 9    Other Current Liabilities
Due dates of liabilities
The following table shows the maturity of the Company’s liabilities (except leases disclosed in Note 6—“Lease contract”):

	Carrying	2025	2026	2027	2028	Thereafter
Other liabilities	8,328	8,328	—	—	—	—
Supplier accounts payable and related payables	22,032	22,032	—	—	—	—
Total Other Current Liabilities	30,360	30,360	—	—	—	—
The current portion of other liabilities mainly includes social security.

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
There has been no transfer between levels of the fair value hierarchy during the years ended December 31, 2023 and 2024.
Note 11    Share Capital Issued
The share capital, as of December 31, 2024, is set at the sum of €10,284,750 ($11,650,708 converted at historical rates). It is divided into 102,847,501 fully authorized, subscribed and paid-up shares with a nominal value of €0.10.
This number does not reflect ordinary shares issuable upon exercise or settlement of non-employee warrants (“BSA”), stock options (“SO”) and restricted stock units (“RSU”) granted to both employees and non-employees of the Company.
All the shares give their owners the right to a proportional share of the income and the net assets of the Company. Pursuant to the authorization granted by the SH General Meeting, the Board of Directors, at its meeting of June 9, 2023 (the “Board General Meeting”):

•decided, within the framework of the June 2022 PIPE the principle of a capital increase in cash with cancellation of preferential subscription rights, reserved for categories of persons meeting the characteristics set out in the 18th resolution of the Board General Meeting, through the issuance of Ordinary Shares and warrants to subscribe for Ordinary Shares, for a maximum amount of 6,113,200 New Ordinary Shares, corresponding to the maximum issue ceiling under the 22nd resolution of the Board General Meeting;
•granted a number of authorizations for the purpose of carrying out the issuance;
•sub-delegated its authority to the Chief Executive Officer for the purpose of implementing the financing.
The Chief Executive Officer, acting pursuant to the sub-delegations of authority granted by the Board of Directors of the Company on June 8, 2022, after receiving the favorable opinion of the Pricing Committee established by the Board of Directors, has, on June 9, 2022:
•decided, making use of the 18th resolution of the Board General Meeting, to proceed with a capital increase in cash with cancellation of preferential subscription rights reserved for categories of investors, in accordance with the Article L. 225-128 of French Commercial Code, an amount of €3,285,566.90, through the issuance of (i) 32,855,669 New Ordinary Shares, to be subscribed in cash at a unit price of €2.90 of share premium and to be fully paid up at the time of subscription, i.e. a capital increase of a nominal amount of €3,285,566.90 together with a share premium of €95,281,440.10, i.e. a gross amount of the capital increase of €98,567,007, and (ii) 28,276,331 prefunded warrants to be subscribed in cash by paying up on the date of issue of €82,001,359.90 corresponding to the prepayment of the subscription price of the new ordinary shares in the event of exercise of the prefunded warrants;
•decided to set the maximum nominal amount of the capital increase resulting from the full exercise of the prefunded warrants at €2,827,633.10, by issuing a maximum of 28,276,331 ordinary shares, with a value of €0.10 to be subscribed in cash at the price of €0.10 (without share premium), and to be fully paid up at the time of subscription, i.e. a capital increase of a maximum nominal amount of €2,827,633.10 (and a share premium corresponding to the amount of the pre-financed price released in advance at the time of the subscription of the prefunded warrants ), being specified that this amount does not take into account the nominal value of the ordinary shares to be issued in order to preserve the rights of the holders of securities giving access to the capital issued or to be issued, in accordance with the legal and regulatory provisions and the contractual stipulations providing for other cases of adjustment if necessary;
•determined the list of beneficiaries (designated within each of the categories of persons defined in the 18th resolution of the Board General Meeting) and the number of New Ordinary Shares and warrants allocated to each of them under the conditions defined in the 18th resolution of the Board General Meeting beneficiaries under the conditions defined in section 5 of the offering circular relating to the June 2022 PIPE.
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
The changes in number of outstanding prefunded warrants are as follows:

Prefunded warrants
2024
Balance as of December 31, 2023	28,276,331
Granted during the period	—
Forfeited during the period	—
Exercised/released during the period	(6,010,000)
Expired during the period	—
Balance as of December 31, 2024	22,266,331
The table below presents the changes in the share capital of the Company as of December 31, 2023 and 2024:

(Amounts in thousands of U.S. Dollars except share and per share data)

		Share capital in USD*	Additional paid-in capital	Number of shares
Date	Nature of the transactions
Balance as of January 1, 2023		10,720	458,220	94,137,145
03/23/2023	Capital increase by employee warrants	1	(1)	10,174
04/12/2023	Retained earnings charged on share premium		(93,441)
05/19/2023	Capital increase by ordinary shares	0	0	2,500
05/22/2023	Capital increase by ordinary shares	2	(2)	14,374
05/24/2023	Capital increase by ordinary shares	4	(4)	34,321
06/16/2023	Capital increase by ATM program	225	6,696	2,052,450
09/23/2023	Capital increase by ordinary shares	0	0	2,599
10/25/2023	Capital increase by ordinary shares	4	(4)	35,000
11/19/2023	Capital increase by ordinary shares	0	0	2,500
11/21/2023	Capital increase by ordinary shares	6	-6	57,775
11/22/2023	Capital increase by ordinary shares	6	(6)	50,058
11/24/2023	Capital increase by ordinary shares	4	(4)	32,884
12/31/2023	Share-based payments		6,020
Balance as of December 31, 2023		10,972	377,468	96,431,770

03/23/2024	Capital increase by ordinary shares	0	0	2,599
05/12/2024	Capital increase by ordinary shares	0	0	1,600
05/16/2024	Retained earnings charged on share premium		(66,433)
05/19/2024	Capital increase by ordinary shares	0	0	2,500
05/22/2024	Capital increase by ordinary shares	2	(2)	22,112
05/24/2024	Capital increase by ordinary shares	4	(4)	32,497
07/29/2024	Capital increase by ordinary shares	1	(1)	5,849
09/23/2024	Capital increase by ordinary shares	0	—	2,599
11/15/2024	Capital increase by employee warrants	636	—	6,010,000
11/18/2024	Capital increase by ordinary shares	0	—	400
11/19/2024	Capital increase by ordinary shares	0	—	2,500
11/20/2024	Capital increase by ordinary shares	10	(10)	97,436
11/21/2024	Capital increase by ordinary shares	18	(18)	166,874
11/22/2024	Capital increase by ordinary shares	2	(2)	21,925
11/24/2024	Capital increase by ordinary shares	5	(5)	46,840
12/31/2024	Share-based payments		4,620
Balance as of December 31, 2024		11,651	315,613	102,847,501
* Conversion at historical rate
In May 2024, pursuant to the authorization granted by the General Meeting of the Shareholders held on May 16, 2024, the accumulated net losses of DBV Technologies S.A. after appropriation of the net result for the year ended December 31, 2023 have been allocated to additional paid-in capital in the amount of $66.4 million (€61.1 million converted at historical rates).
Note 12    Share-Based Payments
The Board of Directors has been authorized by the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options plan (“SO”), and non-employee warrants (bons de souscription d’actions or “BSA”), as follows:

Share-based payments instrument	General meeting of shareholders	Board of directors meeting	Grant date	Number granted
BSA	12/9/2011	9/25/2012	9/25/2012	30,000
BSA	6/4/2013	7/25/2013	7/25/2013	73,000
SO	12/9/2011	9/18/2013	9/18/2013	518,000
BSA	6/3/2014	3/24/2015	3/24/2015	10,000
SO	6/3/2014	6/23/2015	6/23/2015	120,000

BSA	6/23/2015	11/19/2015	11/19/2015	22,500
BSA	6/23/2015	12/15/2015	12/15/2015	90,000
SO	6/3/2014	4/6/2016	4/21/2016	33,000
SO	6/3/2014	6/21/2016	6/21/2016	110,000
BSA	6/21/2016	6/21/2016	8/21/2016	20,000
SO	6/3/2014	6/21/2016	9/15/2016	93,000
SO	6/3/2014	6/21/2016	10/17/2016	16,500
BSA	6/21/2016	12/9/2016	12/9/2016	59,000
SO	6/3/2014	12/9/2016	12/9/2016	74,960
AGA	9/21/2015	3/14/2017	3/14/2017	22,500
AGA	9/21/2015	4/20/2017	4/20/2017	24,000
BSA	6/15/2017	6/15/2017	6/15/2017	9,000
SO	6/3/2014	6/15/2017	6/15/2017	126,000
SO	6/15/2017	6/15/2017	6/15/2017	111,600
SO	6/15/2017	6/15/2017	9/15/2017	52,600
SO	6/15/2017	11/17/2017	12/5/2017	625,200
BSA	6/15/2017	5/2/2018	5/2/2018	44,000
AGA	6/22/2018	6/22/2018	6/22/2018	486,153
AGA	6/22/2018	9/6/2018	9/6/2018	450
SO	6/22/2018	9/6/2018	9/6/2018	65,000
SO	6/22/2018	6/22/2018	10/15/2018	76,700
AGA	6/22/2018	11/1/2018	11/1/2018	57,000
SO	6/22/2018	11/29/2018	11/29/2018	350,000
AGA	6/22/2018	12/12/2018	12/12/2018	16,250
SO	6/22/2018	6/22/2018	1/15/2019	3,000
SO	6/22/2018	6/22/2018	3/20/2019	547,100
AGA	6/22/2018	5/10/2019	5/10/2019	100,000
SO	5/24/2019	5/24/2019	5/24/2019	150,000
SO	5/24/2019	5/24/2019	7/1/2019	403,400
SO	5/24/2019	5/24/2019	7/22/2019	75,000
AGA	5/24/2019	10/11/2019	10/11/2019	40,000
SO	5/24/2019	10/11/2019	1/15/2020	94,500
AGA	5/24/2019	10/11/2019	3/16/2020	5,000
AGA	4/20/2020	4/20/2020	4/29/2020	20,000
AGA	4/20/2020	11/24/2020	11/24/2020	475,000
SO	4/20/2020	11/24/2020	11/24/2020	1,216,200
AGA	4/20/2020	3/23/2021	3/23/2021	24,900
SO	4/20/2020	3/23/2021	3/23/2021	75,200
AGA	5/19/2021	5/19/2021	5/19/2021	20,000
BSA	5/19/2021	5/19/2021	6/3/2021	39,185
AGA	5/19/2021	11/22/2021	11/22/2021	257,300
SO	5/19/2021	11/22/2021	11/22/2021	1,107,300
AGA	5/19/2021	5/12/2022	5/12/2022	3,200
SO	5/19/2021	5/12/2022	5/12/2022	19,000
AGA	5/12/2022	7/29/2022	7/29/2022	66,700
SO	5/12/2022	7/29/2022	7/29/2022	135,500
AGA	5/12/2022	11/21/2022	11/21/2022	519,650
SO	5/12/2022	11/21/2022	11/21/2022	1,771,786
AGA	4/12/2023	1/9/2023	1/9/2023	35,800
SO	4/12/2023	1/9/2023	1/9/2023	59,200
AGA	4/12/2023	11/20/2023	11/20/2023	912,650
SO	4/12/2023	11/20/2023	11/20/2023	2,290,722
AGA	4/12/2023	1/16/2024	1/16/2024	59,000
SO	4/12/2023	1/16/2024	1/16/2024	262,000
AGA	5/16/2024	5/16/2024	5/16/2024	65,000
SO	5/16/2024	5/16/2024	5/16/2024	272,000
AGA	5/16/2024	11/21/2024	11/21/2024	1,181,700

SO	5/16/2024	11/21/2024	11/21/2024	2,267,300
SO	5/16/2024	12/4/2024	12/4/2024	813,200
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
During the year ended December 31, 2021, pursuant to the authorization granted by the General Meeting of the Shareholders held on May 19, 2021, the Company offered the directors the opportunity to subscribe for warrants to purchase ordinary shares on May 19, 2021 and on June 3, 2021, the directors subscribed for warrants to purchase an aggregate of 39,185 ordinary shares. These warrants have a contractual life of 4 years from their date of issuance and are not subject to a performance condition. Unless otherwise decided by the Board of Directors, these warrants may be exercised at any time prior to their expiration, provided that the beneficiary still holds a seat on the Board of Directors at the time of exercise, and subject to applicable French laws and regulations applicable to companies whose securities are listed on a regulated stock market. The fair value of the warrants has been estimated using the Cox-Ross Rubinstein binomial option pricing model.
Warrant fair value assumptions during the year ended December 31, 2021:

Weighted average share price at grant date (in €)	10.75
Weighted average expected volatility	90.0%
Weighted average risk-free interest rate	(0.53)%
Weighted average expected term (in years)	3.21
Dividend yield	—
Weighted average fair value of warrants (in €)	0.57

The following table summarizes all BSA warrants activity during the year ended December 31, 2023:

	Number of warrants outstanding	Weighted- average exercise price (in Euros)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of Euros)
Balance as of December 31, 2022	251,693	48.29	4.35	—
Granted during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Exercised/released during the period	—	—	—	—
Expired during the period	(7,000)	—	—	—
Balance as of December 31, 2023	244,693	49.43	3.47	—
Warrants exercisable as of December 31, 2023	244,693	49.43		—

The following table summarizes all BSA activity during the year ended December 31, 2024:

	Number of warrants outstanding	Weighted- average exercise price (in Euros)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of Euros)
Balance as of December 31, 2023	244,693	49.43	3.47	—
Granted during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Exercised/released during the period	—	—	—	—
Expired during the period	—		—	—
Balance as of December 31, 2024	244,693	49.43	2.47	—
Warrants exercisable as of December 31, 2024	244,693	49.43		—

12.2    Employee warrants
As of December 31, 2023 no more BSPCE / BCE warrants (Bons de Souscription de Parts de Créateur d’Entreprise or “BSPCE”) are exercisable.

12.3    Stock options
The Company’s Board of Directors has been authorized by the shareholders’ general meeting to grant SOs to employees.
The different stock options plans granted by the Board of Directors are similar in their nature and conditions, except for the exercise price that is comprised between €0.71 and €74.22.
All SO issued have a ten-year contractual life. SO are expensed in accordance with the following vesting conditions:
•Before June 22, 2018 and from January 15, 2020 to July 29, 2022, SO granted mainly vest over four years at a rate of 25% upon the first anniversary of the issuance date and 12.5% every six months thereafter, subject to the beneficiary being still employed by the Company (except in specific contractual clause or board of directors’ decisions).
•Between June 22, 2018 and January 15, 2020, SO may be exercised by the beneficiary once both of the following conditions have been met:
–service condition: 25% upon the first anniversary of the issuance date and 12.5% every six months thereafter, subject to the beneficiary being still employed by the Company (except in specific contractual clause or board of directors’ decisions); and
–performance condition: approval of Viaskin™ Peanut by the US Food and Drug Administration.
•Since November 21, 2022, SO granted mainly vest over four years at a rate of 25% upon the first anniversary of the issuance date and 25% every 12 months thereafter, subject to the beneficiary being still employed by the Company (except in specific contractual clause or board of directors’ decisions).
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
The following table summarizes all stock options activity during the year ended December 31, 2023:

	Number of SO outstanding	Weighted- average exercise price (in Euros)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of Euros)
Balance as of December 31, 2022	5,306,569	11.00	8.41	—
Granted during the period	1,926,286	2.03	—	—
Expired during the period	(103,314)	—	—	—
Balance as of December 31, 2023	7,129,541	8.49	8.18	—
Options exercisable as of December 31, 2023	602,995	38.70	5.35	—

The following table summarizes all stock options activity during the year ended December 31, 2024:

	Number of SO outstanding	Weighted- average exercise price (in Euros)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of Euros)
Balance as of December 31, 2023	7,129,541	8.49	8.18	—
Granted during the period	3,614,500	0.86	—	—
Forfeited during the period	(283,938)	5.98	—	—
Exercised during the period	—	—	—	—
Expired during the period	(15,300)	—	—	—
Balance as of December 31, 2024	10,444,803	5.93	7.96	—
Options exercisable as of December 31, 2024	2,065,595	21.02	4.40	—
As of December 31, 2024, there was €17.9 million ($19.3 million converted at closing rate) of unrecognized SO expense that is expected to be recognized over a weighted-average period of 3.5 years.
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
The Company estimated the following assumptions for the calculation of the fair value of the stock options:

	Assumptions per year ended, December 31,
Stock options per grant date	2018	2019	2020	2021	2022	2023	2024
Weighted average shares price at grant date in €	31.86	15.26	5.54	5.71	2.33	2.03	0.76
Weighted average expected volatility	47.10%	70.80%	87.30%	90.20%	98.90%	93.70%	90.61%
Weighted average risk-free interest rate	0.30%	(0.10)%	(0.50)%	(0.06)%	2.20%	2.95%	2.58%
Weighted average expected term (in years)	6.0	6.0	6.0	6.0	6.0	6.0	6.3
Dividend yield	—	—	—	—	—	—	—
Weighted average fair value of stock-options in €	13.7	9.7	3.9	4.2	2.2	1.7	0.6
12.4    Restricted stock units
The Company’s board of directors has been authorized by the shareholders’ general meeting to grant RSUs to employees.
RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as an expense on a straight-line basis in accordance with the following vesting conditions:
•Before May 31, 2019, the vesting of RSUs granted is subject to the expiration of the presence condition of one (1) or two (2) years (except in specific board of directors’ decisions). The release of RSUs for these plans is subject to the achievement of performance conditions (submission of a BLA to U.S. FDA for Viaskin™ Peanut, approval of Viaskin™ Peanut by the U.S. FDA, first sale of Viaskin™ Peanut in the United States).
•Between May 31, 2019 and November 23, 2020, the vesting of RSUs is subject either to the expiration of the presence condition of two (2) years only, or to the dual condition of expiration of the presence condition and achievement of the performance condition (date of approval of Viaskin™ Peanut by the U.S. FDA).
•Between November 24, 2020 and July 29, 2022, RSUs vest over four years at a rate of 25% upon the first anniversary of the issuance date and 12.5% every six months thereafter, subject to the beneficiary being still employed by the Company (except in specific board of directors’ decisions).
•Since November 21, 2022, RSUs vest over four years at a rate of 25% upon the first anniversary of the issuance date and 25% every 12 months thereafter, subject to the beneficiary being still employed by the Company (except in specific contractual clause or board of directors’ decisions).

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
The following table summarizes all RSUs activity for the year ended December 31, 2023:

	Number of RSU outstanding	Weighted- average grant date fair value in Euros
Balance as of December 31, 2022 . . . . . . . . . . . . . . . . . . .	1,589,081	14.69
Granted during the period . . . . . . . . . . . . . . . . . . . . . .	589,550	1.69
Forfeited during the period	—	—
Released during the period	(157,261)	6.77
Expired during the period	—	—
Balance as of December 31, 2023 . . . . . . . . . . . . . . . . . . .	2,021,370	11.03
The following table summarizes all RSUs activity for the year ended December 31, 2024:

	Number of RSU outstanding	Weighted- average grant date fair value in Euros
Balance as of December 31, 2023 . . . . . . . . . . . . . . . . . . .	2,021,370	11.03
Granted during the period . . . . . . . . . . . . . . . . . . . . . .	1,305,700	0.60
Forfeited during the period	(174,278)	2.29
Released during the period	(339,426)	3.22
Expired during the period	—	—
Balance as of December 31, 2024 . . . . . . . . . . . . . . . . . . .	2,813,366	7.67

As of December 31, 2024, there was €3.8 million (US$4.2 million converted at closing rate) of unrecognized RSUs compensation expense that is expected to be recognized over a weighted-average period of 3.2 years.
12.5    Reconciliation of the share-based payment expenses with the Consolidated Statements of Operations and Comprehensive Loss

		December 31,
		2024	2023
Research & development	SO	(1,431)	(1,661)
	RSU	(913)	(835)
Sales & marketing	SO	(80)	(102)
	RSU	(35)	(33)
General & administrative	SO	(1,794)	(2,985)
	RSU	(367)	(403)
Total share-based compensation (expense)		(4,620)	(6,019)
Note 13    Contingencies
Non-current contingencies and current contingencies break down as follows:

	December 31,
	2024	2023
Current contingencies	122	3,959
Non-current contingencies	838	935
Total contingencies	961	4,894
The table below shows movements in contingencies:

	Pension retirement obligations	Collaboration agreement - Loss at completion	Other contingencies	Total
At January 1, 2023	790	19,835	—	20,625
Increases in liabilities	76	—	3,874	3,950
Reversals of unused liabilities	—	(20,108)	—	(20,108)
Actuarial gains and losses on defined-benefit plans	38	—	—	38
Currency translation effect	31	273	85	389
At December 31, 2023	935	—	3,958	4,894
Of which current	—	—	3,958	3,958
Of which non-current	935	—	—	935
At January 1, 2024	935	—	3,958	4,894
Increases in liabilities	88	—	125	212
Used liabilities	—	—	(3,877)	(3,877)
Actuarial gains and losses on defined-benefit plans	(163)	—	—	(163)
Currency translation effect	(22)	—	(84)	(105)
At December 31, 2024	838	—	122	960
Of which current	—	—	122	122
Of which non-current	838	—	—	838
The Company does not hold any plan assets for any of the periods presented.

The evolution as of December 31, 2024 compared with December 31, 2023 is mainly due to the signature by the Company of a Mutual Termination Letter Agreement with NESTEC on October 30, 2023 which generated the following impacts as of December 31, 2023 :
•Loss on completion accrual reversal of $19.9 million;
•Accrual for ongoing Clinical study completion of $2.3 million as of December 31, 2023. This updated accrual of $22 thousand represents our best estimate of the remaining expenses related to the ongoing clinical study which will be incurred after December 31, 2024 and until the end of the study.
As part of the estimation of the retirement commitments, the following assumptions were used for all categories of employees:

	December 31,
	2024	2023
% Social security contributions	50.0%	50.0%
Salary increases	2.0%	2.0%
Discount rate—Iboxx Corporates AA 10+	3.38%	3.17%
Expected staff turnover	10.0%	10.0%
Estimated retirement age	67	67
Life table	TGH05-TGF05
Collective agreement	National Collective Agreement of the pharmaceutical industry
Note 14    Operating Income
The operating income is broken down in the following manner:

	December 31,
	2024	2023
Research tax credit	4,146	8,766
Other operating income	5	6,962
Total	4,151	15,728

Until the end of 2023, our operating income was composed of both the French Research tax credit (Crédit d’Impôt Recherche, or “CIR”) and the revenue recognized under the Collaboration Agreement with NESTEC. Following the termination of the Collaboration Agreement on October 30, 2023, we recorded a deferred revenue accrual reversal of $7.0 million and our operating income is now exclusively generated by the French research tax credit.
The decrease in Research tax credit was primarily due to:
◦a complementary Research tax credit for $2.9 million recorded in 2023 for the years 2020, 2021 and 2022
◦a greater proportion of study activities carried out in North America in 2024, compared with 2023, that were therefore not eligible to the French Research tax credit.

Note 15    Operating expenses and Allocation of Personnel Expenses
Operating expenses
Research and Development Expenses
The following table summarizes our research and development expenses for the years presented:

	December 31,
	2024	2023	$ change	% of change
Research and Development expenses
External clinical-related expenses	62,448	49,044	13,404	27%
Employee-related costs	17,213	14,401	2,812	20%
Share-based payment expenses	2,343	2,496	(153)	(6)%
Depreciation and amortization	(719)	(13,658)	12,939	(95)%
Other costs	8,058	7,940	118	1%
Total Research and Development expenses	89,342	60,223	29,120	48%
Research and Development expenses increased by $29.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, essentially due to external clinical-related expenses increasing by $13.4 million from both patient enrollment in VITESSE Phase 3 clinical trial sustainable increase after the initiation of the study with the first patient screened in March 2023 and the preparatory activities for the COMFORT studies in preparation for and anticipation of initiation after FDA alignment.

Employee-related costs, excluding share-based payments, increased by $2.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to the recruitment of 12 FTE in Medical, Quality and Regulatory Affairs, mostly based in the U.S.
Depreciation, amortization and other costs increased by $12.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to (1) the termination of the Collaboration Agreement with NESTEC that explained the accrual net reversal in 2023, (2) accruals reversal on CRO activities and (3) Medical, Quality and Regulatory Affairs activities.
Sales and Marketing Expenses
The following table summarizes our sales and marketing expenses for the years presented:

	December 31,
	2024	2023	$ change	% of change
Sales & Marketing expenses
External professional services and other costs	1,770	1,684	86	5%
Employee-related costs incl. share-based payment expenses	890	754	136	18%
Total Sales & Marketing expenses	2,659	2,438	222	9%
Sales and marketing expenses increased by $0.2 million or the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily to support pre-commercialization activities for Viaskin Peanut in North America.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years presented:

	December 31,
	2024	2023	$ change	% of change
General & Administrative expenses
External professional services	10,052	8,750	1,302	15%
Employee-related costs	8,981	8,201	780	10%
Share-based payment expenses	2,161	3,388	(1,227)	(36)%
Depreciation, amortization and other costs	7,545	9,161	(1,617)	(18)%
Total General & Administrative expenses	28,739	29,500	(762)	(3)%
General and administrative expenses decreased by $0.8 million for the year ended December 31, 2024, compared to the year ended December 31, 2023.
External professional services increased by $1.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to one-time costs associated with (1) office moves in France and the U.S, (2) financing activities and (3) trademark and patent activities.
This increase is offset by a decrease in Depreciation, amortization and other costs by $1.6 million for the year ended December 31, 2024, compared to the year ended December 31, 2023 primarily due to the provision reversal on the Montrouge office revamping.

Allocation of Personnel Expenses by Function:
The Company had 108 average employees for the year ended December 31, 2024, in comparison with 104 employees for the year ended December 31, 2023.

	December 31,
	2024	2023
Research and development expenses	19,557	16,897
Sales and marketing expenses	890	754
General and administrative expenses	11,142	11,589
Total personnel expenses including SBP costs	31,588	29,240
Allocation of Personnel Expenses by Nature:

	December 31,
	2024	2023
Wages and salaries	20,670	18,108
Social security contributions	5,272	4,176
Expenses for pension commitments	1,026	935
Share-based payments	4,620	6,019
Total	31,588	29,240
The increase in personnel expenses is mainly due to the recruitment of internal resources mostly based in North America to support development activities and quality activities.

Note 16    Income Tax
Reconciliation between the Effective and Nominal Income Tax Expense
The following table shows the reconciliation between the effective and nominal tax expense at the nominal standard French rate 25% as of December 31, 2024 and December 31, 2023 (excluding additional contributions):

	December 31,
	2024	2023
(Loss) before taxes	(113,864)	(72,709)
Theoretical company tax rate	25.00%	25.00%
Nominal tax expense	28,466	18,179
Increase/decrease in tax expense arising from:
Research tax credit	1,037	2,192
Share-based compensation	(735)	(1,852)
Other permanent differences	(201)	(110)
Non recognition of deferred tax assets mainly related to tax losses	(28,608)	(18,802)
Other differences	(14)	386
Effective tax expenses	(55)	(7)
Effective tax rate	0.05%	0.01%
Deferred Tax Assets
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	316,489	307,300
Share-based compensation -	7,344	509
Personnel-related accruals	604	422
Pension retirement obligations	209	509
Leases	100	32
Other	403	1,205
Total deferred tax assets	325,150	309,977
Less: Valuation allowance	(325,150)	(309,977)
Net deferred tax assets	—	—
Note 17    Commitments
Purchase Obligations
The Company has signed agreements with several contract research organizations (CRO) and part of the ongoing clinical studies for Viaskin Peanut and Viaskin Milk products. As of December 31, 2024, expenses associated with the ongoing trials amounted globally to $170.3 million, and we had non-cancellable contractual obligations with CRO until year ended 2026 amounting to $10.0 million.
Letter of Credit and Collateral
A Certificate of Deposit, for an initial amount of $0.25 million was signed in order to guarantee an American Express credit cards program in the United States.

Note 18    Relationships with Related Parties
The compensation amounts for 2024 presented below, which were awarded to the Directors and Officers of the Company totaled $8.5 million. The recipients of this compensation are “related parties” under applicable French law and may not be considered executive officers or related parties under comparable SEC and Nasdaq rules and regulations applicable to the Company.

	December 31,
	2024	2023
Short-term benefits	5,836	4,864
Post-employment benefits	34	29
Termination benefits	—	—
Share-based payments	2,642	3,792
Total	8,512	8,685
The methods for the valuation of the benefit related to share-based payments are presented in Note 12 Share-Based Payments.
Amounts payable to related parties as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Compensation	1,532	2,112
Pension obligations	127	107
Total	1,659	2,219
Note 19    Loss Per Share
The basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the course of the fiscal year. As the Company was in a loss position for the years ended December 31, 2024 and 2023, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive given the Company’s net loss.
The computations for basic and diluted loss per share were as follows (in thousands of U.S. Dollars except share and per share data):

	December 31,
	2024	2023
Net loss	(113,918)	(72,726)
Weighted average number of ordinary shares	96,995,379	95,121,390
Net loss per share attributable to ordinary shareholders, basic and diluted ($/share)	(1.17)	(0.76)
The following is a summary of the ordinary share equivalents which were excluded from the calculation of diluted net loss per share for the periods indicated in number of potential shares:

	December 31,
	2024	2023
Non-employee warrants	244,693	244,693
Employee warrants		—
Stock-options	10,444,803	7,129,541
Restricted stock units	2,813,366	2,021,370
Prefunded warrants	22,266,331	28,276,331
Note 20    Events after the Close of the Fiscal Year
On March 27, 2025, the company announced a financing of up to $306.9 million (€284.5 million), to Advance Viaskin® Peanut Patch Through Biologics License Application Submission and U.S. Commercial Launch, if Approved. The financing includes gross proceeds of $125.5 million (€116.3 million) received on April 7 2025 and up to $181.4 million (€168.2 million) in potential additional gross proceeds that may be received if all the warrants are exercised, subject to satisfaction of specified conditions. The VITESSE Phase 3 study hitting its primary endpoint will trigger an acceleration of the exercise period of some of the warrants. The ABSA Warrants will be exercisable from their respective date of issue until the earlier of (i) April 7, 2027 and (ii) 30 days following the publication by the Company of a press release announcing that the ongoing VITESSE trial of Viaskin peanut in 4-7 years old met the primary endpoint defined in the VITESSE study protocol, it being specified that (i) the primary measure of treatment effect will be the difference in response rates at Month 12 between active and placebo treatment groups, (ii) the primary analysis will be based on a 2-sided confidence interval ("CI") for the difference in response rates and (iii) the primary analysis must be positive according to the success criterion (lower bound of the 2-sided 95% CI of the difference in response rates ≥ 15%) (the "ABSA Warrant Exercise Period"). The exercise of one (1) ABSA Warrant will give the right to subscribe to one point seventy-five (1.75) ABSA Warrant Shares at a price of €1.5939 per ABSA Warrant

The financing results in an immediate dilution of 22.4% and a maximal dilution of up to 73.7% of existing shareholders (on a non-diluted basis) if all the warrants in the offering are exercised in full.

The financing consists of:
• a share capital increase without preferential subscription rights reserved to categories of persons satisfying determined characteristics pursuant to the 24th resolution of the general meeting of shareholders of May 16, 2024 (the "2024 General Meeting") completed on April 7, 2025 for an amount of €38 million, consisting of the issuance of (i) 34,090,004 new shares at a par value of €0.10 (the "New Shares") each with warrants of the Company attached (the "ABSA Warrants", and together with the New Shares, the "ABSA") at a subscription price of €1.1136 per ABSA and (ii) up to 59,657,507 additional new shares, if all the ABSA Warrants attached to the New Shares are exercised (the "ABSA Warrant Shares"); and
• the issue through an offering reserved to categories of persons satisfying determined characteristics of 71,005,656 units (the “PFW-BS-PFW”) completed on April 7, 2025 for an amount of €79 million at a subscription price of €1.1136 per PFW-BS-PFW (of which €1.1036 will have been prefunded on the issue date), each PFW-BS-PFW consisting of one pre-funded warrant to subscribe for one share of the Company (the "First Pre-Funded Warrants") and one warrant (the "BS Warrants") to subscribe to one second pre-funded warrants (the "Second Pre-Funded Warrants"), each of which entitles the holder to subscribe for 1.75 shares of the Company (the "Second PFW Shares"), allowing to issue up to 71,005,656 additional new shares if all the First Pre-Funded Warrants are exercised (the "First PFW Shares") and up to 124,259,898 additional new shares if all the Second Pre-Funded Warrants are exercised (the "Second PFW Shares", together with the ABSA Warrant Shares and the First Pre-Funded Warrant Shares, the "Warrant Shares", and together with the New Shares, the "Offered Shares"),
(together, the "Offering").

The net proceeds from the issue of the ABSA and the PFW-BS-PFW, together with existing cash and cash equivalents, will be mainly used in the following order of priority (i) for working capital and general corporate purposes, (ii) to finance the continued development of the Viaskin Peanut program, (iii) to finance the preparation and submission of a potential BLA and, (iv) to finance the readiness of a launch of Viaskin peanut in the US, if approved.
As of the date of authorization of these financial statements the Company is in a process of assessing the accounting implications.
Taking into account the net proceeds of $125.5 million (€116.3 million) received on April 7, 2025 from the issuance of the ABSA and the PFW-BS-PFW and based on its current operations, plans and assumptions, the Company estimates that it has sufficient balance of cash & cash equivalents to fund its operations into June 2026.

Note 21    Reportable Segment Disclosure

Viaskin Peanut Segment	December 31,
	2024	2023
Clinical studies	41,748	25,059
BLA & Regulatory	7,871	3,501
Medical Affairs & Other Medical	7,316	6,270
Research & Innovation	2,011	2,058
Manufacturing & Supply and Quality	30,396	23,335
Sales & Marketing	2,660	2,438
General & Administrative	28,738	29,500
Total expenses	120,740	92,161

The Company operates and is managed as one operating segment driving expenses for the development of Viaskin Peanut. The Company’s R&D organization is primarily responsible for the development and registration efforts of Viaskin Peanut. The Company’s technical operations group is responsible for the development of manufacturing processes, supplying clinical drug product. The Company is also supported by corporate staff functions.
The Company’s Chief Executive Officer as the CODM manages and allocates resources to the operations of the total company by assessing the overall level of resources available and how to best allocate them to support the Company’s long-term company-wide strategic goals. In making this decision, the CODM uses consolidated financial information for the purposes of evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting for future periods.
The CODM's analysis includes a comparison to budgeted results. Segment assets provided to the CODM are consistent with those reported on the Consolidated Statement of Financial Position with particular emphasis on the Company's available liquidity including cash, cash equivalents.