Form 10-K/A
period 2024-12-31
DBV Technologies S.A.
filed 2025-04-28
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

(Amendment No. 1)
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-36697

DBV Technologies S.A.
(Exact name of registrant as specified in its charter)

France	Not applicable
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

107 avenue de la République 92320 Châtillon France	Not applicable
(Address of principal executive offices)	(ZipCode)
Registrant’s telephone number, including area code: +33 1 55 42 78 78
Securities registered pursuant to Section 12(b)of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depository Shares, each representing five ordinary shares, nominal value €0.10 per share	DBVT	The Nasdaq Stock Market LLC
Ordinary shares, nominal value €0.10 per share	n/a	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). Yes ☐ No ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
based on the closing price per American Depositary Share, or ADS, of the registrant’s ADSs on The Nasdaq Global Select Market on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $84.2 million.
As of April 15, 2025, the registrant had 136,948,872 ordinary shares, nominal value €0.10 per share, outstanding.
Auditor Firm PCAOB ID: 1756 Auditor name: Deloitte & Associés Auditor location: Paris—La Défense, France
Auditor Firm PCAOB ID: 1253 Auditor name: KPMG S.A. Auditor Location: Paris—La Défense, France

EXPLANATORY NOTE
This Amendment No. 1 to Form
10-K
(this “Form
10-K/A”)
amends the Annual Report on Form
10-K
of DBV Technologies S.A., a Delaware corporation (“DBV,” “we,” “us,” the “registrant” or the “Company,” including our subsidiaries, as applicable), for the year ended December 31, 2024 that we originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 11, 2025 (the “Original Filing”). We are filing this Form
10-K/A
to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form
10-K.
We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which permits this information to be incorporated by reference from a registrant’s definitive proxy statement if the proxy statement is filed within 120 days after fiscal year-end.
Capitalized terms not otherwise defined in Part III of this Form
10-K/A
shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.
Pursuant to the rules of the SEC, Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Form
10-K/A
as Exhibits 31.1 and 31.2, respectively. Because no financial statements have been included in this Form
10-K/A,
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Form
10-K/A.
Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because we are not filing any financial statements with this Form
10-K/A.
This Form
10-K/A
also includes an updated Description of Registered Securities, filed as Exhibit 4.5, and the cover page has been amended to fix an inadvertent error in the Original Filing to indicate by check mark that the registrant is not a shell company.
Except as set forth in this Form
10-K/A,
this Form
10-K/A
does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form
10-K/A
does not reflect events occurring after April 11, 2025, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form
10-K/A
should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing.

DBV Technologies S.A.

Form 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our business affairs are managed under the direction of our Board of Directors, which is currently composed of ten members. Nine of our directors are independent within the meaning of the listing standards of Nasdaq.

The following table sets forth the names, ages as of April 25, 2025, and certain other information for each of the nominees for director and each of the members of our Board of Directors:

Name	Age	Position
Executive Officers
Daniel Tassé	65	Chief Executive Officer and Director
Virginie Boucinha	55	Chief Financial Officer
Dr. Pharis Mohideen	60	Chief Medical Officer

Directors
Timothy E. Morris (1) (4)	63	Director
Daniel B. Soland (2)	67	Director
Michel de Rosen (2) (3)	74	Non-Executive Chairman of the Board
Maïlys Ferrère (3)	62	Director
Michael J. Goller (3) (6)	50	Director
Daniele Guyot-Caparros (1) (2)	66	Director
Ravi M. Rao (3)	57	Director
Adora Ndu (1)	44	Director
Julie O’Neill (2) (5)	59	Director

(1)	Member of our audit committee (the “Audit Committee”)
(2)	Member of our compensation committee (the “Compensation Committee”)
(3)	Member of our nominating and governance committee (the “Nominating Committee”).

(4)	Chair of our Audit Committee

(5)	Chair of our Compensation Committee

(6)	Chair of our Nominating Committee

Executive Officers:

Daniel Tassé has served as Chief Executive Officer since November 2018 and as a member of our Board of Directors since March 2019. Mr. Tassé has served on the board of directors of Regenxbio Inc., a U.S. publicly traded biotechnology company, since 2016 and currently is Chair of Regenxbio Inc.’s compensation committee. From 2014 to 2021, Mr. Tassé served on the board of directors of Indivior plc, a British (London Stock Exchange) publicly traded specialty pharmaceutical company. While on the board of Indivior, Mr. Tasse served as Lead Independent Director, Interim Chair and Chair of the Audit Committee. From 2018 to 2019, Mr. Tassé served on the board of directors of HLS Therapeutics, a Canadian publicly traded pharmaceutical company. From 2014 to 2019, Mr. Tassé served on the board of directors of Bellerophon Therapeutics, Inc., a U.S. publicly traded biotherapeutics company. From March 2016 to November 2018, Mr. Tassé served as the Chairman and Chief Executive Officer of Alcresta Therapeutics, Inc., a U.S. pediatric-focused rare disease biotechnology company. From January 2008 to April 2015, Mr. Tassé served as the Chairman and Chief Executive Officer of Ikaria, Inc., a U.S. company that develops drugs and devices for critically ill patients. In April 2015, Ikaria, Inc. was acquired by Mallinckrodt Pharmaceuticals. Mr. Tassé holds a B.Sc. in Biochemistry from Université de Montréal. Mr. Tasse is fluent in French and English. The Board of Directors believes that Mr. Tassé’s leadership and extensive experience in the pharmaceutical industry will allow him to drive us to the success of our objectives.

Virginie Boucinha has served as our Chief Financial Officer since November 2023. She oversees Finance and Information Systems at the Group level and is a member of the Executive Committee. She previously served as Head of Group Performance at Pierre Fabre, a pharmaceutical company, from February 2022 until August 2023. From 1991 to July 2021, Ms. Boucinha worked at Sanofi, a global healthcare and pharmaceutical company, in Finance where she held various positions in Industrial Affairs and Commercial Operations Controlling, Corporate Audit, Corporate Treasury, as well as Chief Financial Officer (Morocco, India & South East Asia). She complemented her Finance experience taking several operational roles in Commercial Operations in Sales, Marketing, and Business Excellence and led several strategic projects. She spent most of her career on international assignments and abroad. Ms. Boucinha received her Masters from the Paris School of Business.

Dr. Pharis Mohideen has served as our Chief Medical Officer since July 2019 and is responsible for continuing development efforts of our pipeline and bringing potentially innovative new treatments to patients, if approved. Dr. Mohideen is a member of our Executive Committee. Prior to joining us, from October 2014 to July 2019, Dr. Mohideen served as Chief Medical Officer for Millendo Therapeutics, Inc., a U.S. publicly traded biopharmaceutical company prior to its merger with Tempest Therapeutics, Inc. From June 2012 to October 2014, he served as Vice President of Clinical Development at Shionogi Inc., a Japanese publicly traded pharmaceutical company. Dr. Mohideen received his M.D., M.S. in human physiology and B.A. in biology from the University of Hawaii, as well as his M.S. in clinical investigation from Vanderbilt University.

Directors:

Timothy E. Morris has served as a member of our Board of Directors since March 2021. Mr. Morris served as Chief Financial Officer of Opthea Limited from October 2022 to October 2023. Previously he served as Chief Operating Officer and Chief Financial Officer of Humanigen, Inc, a publicly traded U.S. biopharmaceutical company, since August 2020. He previously served as the Chief Financial Officer of Iovance Biotherapeutics, Inc., a publicly traded U.S. biopharmaceutical company, from August 2017 to June 2020 and as the Chief Financial Officer and Head of Business Development of AcelRx Pharmaceuticals, Inc., a publicly traded U.S. specialty pharmaceutical company, from March 2014 to June 2017. Mr. Morris serves on the board of directors of Aquestive Therapeutics, Inc. (NASDAQ: AQST), Univercells SA, a Belgian biomanufacturing company, and Humanetics Corporation, a U.S. pharmaceutical company, and he previously served as a member of the board of directors of Humanigen, Inc. from June 2016 to August 2020. Mr. Morris is the sole member of Aacolade Pharma LLC. Mr. Morris previously served on the board of directors of PAION Inc., a subsidiary of PAION AG, a German publicly traded specialty pharmaceutical company. Mr. Morris received his BS in Business with an emphasis in Accounting from California State University, Chico, and is a Certified Public Accountant (Inactive). The Board of Directors believes that Mr. Morris’ extensive operational experience with public companies in the biopharmaceutical industry, particularly in the areas of finance and corporate development, allows him to make valuable contributions to the Board of Directors.

Daniel B. Soland has served as a member of our Board of Directors since March 2015. Mr. Soland previously served as Senior Vice President and Chief Operating Officer of Idera Pharmaceuticals, Inc., a publicly traded U.S. biopharmaceutical company until October 2022. Mr. Soland also previously served as Senior Vice President and Chief Operating Officer of ViroPharma Incorporated from March 2008 to December 2014, a U.S. biopharmaceutical company that was publicly traded prior to its acquisition by Shire plc, and currently serves on the board of directors of Acadia Pharmaceuticals Inc., a publicly traded U.S. biopharmaceutical company. He previously served on the board of directors of Kalvista Pharmaceuticals, Inc., a publicly traded U.S. pharmaceutical company. In addition to his role at ViroPharma Incorporated, where he helped build the organizational and commercial infrastructure that resulted in an 11-fold increase in ViroPharma Incorporated’s share price during his tenure, Mr. Soland previously served as President of Chiron Vaccines, a pharmaceutical company, from 2005 to 2006 and helped engineer a turnaround that contributed to Chiron’s acquisition by Novartis. Prior to then, he served as President and Chief Executive Officer of EpiGenesis Pharmaceuticals. At GlaxoSmithKline Biologicals, a subsidiary of GlaxoSmithKline plc, a British global healthcare company, Mr. Soland served as Vice President and Director, Worldwide Marketing Operations from 1993 to 2002. Earlier in his career, Mr. Soland held positions of increasing responsibility in sales and product management at Pasteur-Merieux’s Connaught Laboratories. He holds a B.S. in Pharmacy from the University of Iowa. The Board of Directors believes that Mr. Soland’s extensive executive and management experience in the pharmaceutical industry worldwide, notably at various senior commercial operations positions, allow him to make valuable contributions to the Board of Directors.

Michel de Rosen has served as a member of our Board of Directors since May 2018 and as Non-Executive Chairman of our Board of Directors since March 2019. Mr. de Rosen also serves on the board of directors of Forvia, a publicly traded French global automotive supplier, and previously served on the board of Pharnext SA, a publicly traded French biopharmaceutical company until 2022. Mr. de Rosen previously served on the board of directors of Idorsia Pharmaceuticals Ltd., a publicly traded Swiss biopharmaceutical company, from 2020 to 2021. Mr. de Rosen served as Chairman and Chief Executive Officer of Eutelsat, a publicly traded French satellite operator, from 2009 until his retirement in November 2017, Chairman and Chief Executive Officer of ViroPharma Incorporated, a U.S. biopharmaceutical company that was publicly traded prior to its acquisition by Shire plc, from 2000 to 2008, and Chairman and Chief Executive Officer of Rhone-Poulenc Santé, a French chemical and pharmaceutical company, from 1993 to 1999. He has also held numerous positions at the French Ministries of Finance, Defense, Industry and Telecommunication. Mr. de Rosen holds an M.B.A. from HEC and an M.B.A. from Ecole Nationale d’Administration. The Board of Directors believes that Mr. de Rosen’s extensive business experience in the biopharmaceutical industry and over 15 years’ experience in the United States will be instrumental to the success of our objectives.

Maïlys Ferrère has served as a member of our Board of Directors since June 2016 and previously served as a non-voting observer of our Board of Directors since our initial public offering on Euronext Paris in March 2012. Ms. Ferrère has served as a Director, Head of the Large Venture Investment Activity at Bpifrance, France’s public investment bank, since October 2013 and is affiliated with one of our significant shareholders. Ms. Ferrère serves as chief executive officer of Cornovum S.A. (holding company). Ms. Ferrère served on the board of directors of Sequans Communications S.A., a publicly traded French designer, developer and supplier of cellular semiconductor solutions from June 2017 and June 2023. Ms. Ferrère served on the board of directors of Innate Pharma S.A., a French global oncology-focused biotech company, from 2017 to 2021. Ms. Ferrère served on the board of directors of Valneva S.A., a publicly traded French biotech company, from 2016 to 2019 and then again since May 2022. She graduated from Institut d’Etudes Politiques Paris and began her career with the General Internal Audit of Société Générale before working for multiple French banks in the equity capital markets origination department. The Board of Directors believes that Ms. Ferrère’s experience in the banking industry and her knowledge of capital markets allow her to make valuable contributions to the Board of Directors.

Michael J. Goller has served as a member of our Board of Directors since October 2015. Mr. Goller is a Partner at Baker Bros. Advisor LP. Prior to joining Baker Brothers in 2005, Mr. Goller was an Associate at JPMorgan Partners, LLC where he focused on venture investments in the life sciences sector from 1999 to 2003. Mr. Goller began his career as an investment banker with Merrill Lynch and Co. from 1997 to 1999. Mr. Goller holds a B.S. in Molecular and Cell Biology from The Pennsylvania State University, and a Master’s in both Biotechnology (School of Engineered Applied Sciences) and Business Administration (Wharton School) from the University of Pennsylvania. He serves on the boards of DBV Technologies S.A., BeiGene, Ltd., and Terremoto Biosciences, Inc. The Board of Directors believes that Mr. Goller’s experience in the life sciences industry and his knowledge of corporate development matters allow him to make valuable contributions to the Board of Directors.

Daniele Guyot-Caparros has served as a member of our Board of Directors since October 2022. Ms. Guyot-Caparros has thorough experience in the fields of finance and operations. She began her career at PricewaterhouseCoopers (PwC), a multinational professional services and audit firm, as an auditor, also acquiring extensive experience in corporate finance with a focus on the chemical and pharmaceutical industries. In 1992, she joined the financial department of the Rhône-Poulenc-Rorer group, a French chemical and pharmaceutical company (which became Aventis and then Sanofi), within which she held important international responsibilities (CFO R&D worldwide, CFO Europe, Head of the Pharmaceutical Operations plan). She also developed expertise in business development and optimization of product portfolios. In 2008, she became Senior Advisor for Deloitte Conseil in France, a multinational professional services and audit firm, in order to support the development of the pharmaceutical industry and the health sector. To this end, she has performed numerous missions with a wide variety of clients (large and medium-sized pharma, biotech/medtech companies, scientific foundations, etc.) with a focus on issues of business transformation, governance and M&A. Ms. Guyot-Caparros has held independent director responsibilities in several biotechs/medtechs. From 2015 to 2017, she was a member of the supervisory board and the audit committee of Diaxonhit, a publicly traded French biotechnology company (which became Eurobio Scientific-listed on Euronext Growth). She chaired the audit committee of Supersonic Imagine, a French biotechnology company, until its takeover by the US Ho-logic group, a U.S. medical technology company, in 2019. Finally, from 2013 to June 2023, she was on the board of directors of ONXEO, a clinical-stage biotechnology company, (listed on Euronext, OMS Copenhagen and then Euronext Growth), where she chaired the audit committee and the board from May 2019 to July 2021. Ms. Guyot-Caparros joined the board of directors of Valneva SE (listed on NASDSAQ and Euronext Partis) for a three-year term from June 2024 to June 2027. Since October 2024, Ms. Guyot-Caparros is also the chair of the audit committee of Valneva SE. Ms. Guyot-Caparros is a graduate of ICN (Institut Commercial de Nancy) specializing in finance/accounting and also has a higher accounting degree. She also holds an independent director certificate issued by IFA-Sciences-Po. The Board of Directors believes that Ms. Guyot-Caparros’ profound experience in corporate finance allows her to make valuable contributions to the Board of Directors.

Ravi M. Rao has served as a member of our Board of Directors since May 2021. Dr. Rao also serves as the Chief Medical Officer at Sitryx Therapeutics (since 2022) and is a Venture Partner at SV Health Investors. He previously served as Chief Medical Officer at Oxford Biomedica from March 2022 to November 2023, and Head of R&D at Swedish Orphan Biovitrum AB, a global biopharmaceutical specialty company, from August 2020 to January 2022. From October 2019 to August 2020, Dr. Rao served as Chief Medical Officer of Aeglea Biotherapeutics Inc., a U.S. publicly traded clinical-stage company developing enzyme therapies for rare metabolic disease. Prior to that, from 2012 to October 2019, Dr. Rao was a Vice President at GlaxoSmithKline plc, a publicly traded British multinational pharmaceutical company. Dr. Rao received a Bachelor of Arts with Honors from the University of Cambridge, Gonville and Caius College, an MB.BCHir from the University of Cambridge, a MRCP from the Royal College of Physicians, London, a CCST in Rheumatology from the General Medical Council, and a Ph.D. from Imperial College London. Dr. Rao was appointed as a director of Autolus Therapeutics PLC (listed on NASDAQ Global Select Market: AUTL) on April 1, 2024, and is also a member of the research and development committee. The Board of Directors believes that Dr. Rao’s experience in clinical development and medical affairs allows him to make valuable contributions to the Board of Directors.

Adora Ndu has served as a member of our Board of Directors since May 2021. Dr. Ndu has served at BridgeBio Pharma Inc., a publicly traded U.S. biotechnology company, since January 2022, and is currently the Chief Regulatory Officer and Executive Vice President of Portfolio Strategy & Management. From January 2021 to January 2022, Dr. Ndu served as the Group Vice President and Head of Worldwide Research & Development, Strategy, Scientific Collaborations and Policy at BioMarin Pharmaceutical, Inc. (“BioMarin”), a publicly traded U.S. biotechnology company. She previously served in positions of increasing responsibility at BioMarin, as the Vice President, Regulatory Affairs, Policy, Research, Engagement & International from August 2019 to January 2021, Executive Director from September 2017 to July 2019 and Senior Director from February 2017 to September 2019. Prior to joining BioMarin, Dr. Ndu served in various roles at the U.S. Food and Drug Administration from 2008 to 2016, most recently as a Division Director in the Division of Medical Policy Development. Dr. Ndu has served as an adjunct lecturer with the Johns Hopkins University Masters in Biotechnology Enterprise and Entrepreneurship program since 2019. Dr. Ndu received a Doctor of Pharmacy from Howard University and a Juris Doctor from the University of Maryland Francis King Carey School of Law. Dr Ndu serves on the Board of Directors for Acadia Pharmaceuticals. The Board of Directors believes that Dr. Ndu’s extensive experience in the biopharmaceutical industry allows her to make valuable contributions to the Board of Directors.

Julie O’Neill has served as a member of our Board of Directors since June 2017. From January 2015 to September 2018, Ms. O’Neill served as the Executive Vice President, Global Operations for Alexion Pharmaceuticals Inc. (“Alexion”), a U.S. pharmaceutical subsidiary of AstraZeneca. From 2014 to 2015, Ms. O’Neill was Senior Vice President of Global Manufacturing Operations and General Manager of Alexion Pharma International Trading, a subsidiary of Alexion. Prior to joining Alexion, Ms. O’Neill served in various leadership positions at Gilead Sciences, Inc., a U.S. publicly traded biopharmaceutical company, from 1997 to 2014 including Vice President of Operations and General Manager of Ireland from 2011 to 2014. Prior to Gilead Sciences, Ms. O’Neill held leadership positions at Burnil Pharmacies and Helsinn Birex Pharmaceuticals, Inc., an Irish pharmaceutical company. She is a member of the boards of the National Institute for Bioprocessing Research & Training, ICON plc, an Irish publicly traded clinical research organization, Hookipa Pharma Inc., a U.S. publicly traded biotechnology company, and Advancion Sciences (formerly Angus Chemical Company), a U.S. global specialty and fine chemical company. From January 2019 to October 2019, Ms. O’Neill was engaged by us to serve as a consultant to support CMC activities, including our BLA resubmission for Viaskin Peanut. Ms. O’Neill received a Bachelor of Science in Pharmacy from University of Dublin, Trinity College and a Masters of Business Administration from University College Dublin Smurfit School of Business. The Board of Directors believes that Ms. O’Neill’s experience in the life sciences industry and her knowledge of corporate development matters allow her to make valuable contributions to the Board of Directors.

There are no family relationships between or among any of our directors. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

There are no legal proceedings to which any of our directors is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or any of our subsidiaries.

Corporate Governance

Director Independence and Independence Determinations

As required under the Nasdaq listing standards, a majority of the members of a listed company’s Board must qualify as “independent,” as affirmatively determined by the Board. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the Board has affirmatively determined all of our directors, other than Mr. Tassé, are independent directors within the meaning of the applicable Nasdaq listing standards. In accordance with the Nasdaq Listing Rules, a director shall be considered independent if she/he does not have any relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, in accordance with Nasdaq Listing Rules, to be considered independent, a director shall not be subject to any of the mandatory bars to independence set forth in Rule 5605(a) of the Nasdaq Listing Rules. However, pursuant to French law requirements (Middlenext Governance Code), only Michel de Rosen, Daniele Guyot-Caparros, Timothy E. Morris, Adora Ndu, Julie O’Neill, Daniel B. Soland and Ravi M. Rao are considered to be “independent directors.” In making such determination, our Board of Directors considered the relationships that each non-employee director has with us and all other facts and circumstances our Board of Directors deemed relevant in determining the director’s independence, including the number of Ordinary Shares beneficially owned by the director and his or her affiliated entities (if any).

Director Nomination Process and Qualifications

We currently have ten directors, half of whom are citizens or residents of the United States. Under French law and our by-laws, our Board of Directors must be composed of between three and eighteen members. Within this limit, the number of directors is determined by our shareholders. Since January 1, 2017, the number of directors of each gender may not be less than 40%. Any appointment made in violation of this limit that is not remedied will be null and void. Directors are elected, re-elected and may be removed at a shareholders’ general meeting with a simple majority vote of our shareholders.

Pursuant to our by-laws, the term of a director is three years, subject to a lesser period which could either be one or two year(s) for the purpose of a staggered board. In accordance with French law, our by-laws also provide that our directors may be removed with or without cause by the affirmative vote of the holders of at least a majority of the votes of the shareholders present, represented by a proxy or voting by mail at the relevant ordinary shareholders’ meeting, and that any vacancy on our Board of Directors resulting from the death or resignation of a director, provided there are at least three directors remaining, may be filled by vote of a majority of our directors then in office provided that there has been no shareholders meeting since such death or resignation. Directors chosen or appointed to fill a vacancy shall be elected by the Board of Directors for the remaining duration of the current term of the replaced director. The appointment must then be ratified at the next shareholders’ general meeting. In the event the Board of Directors would be composed of less than three directors as a result of a vacancy, the remaining directors shall immediately convene a shareholders’ general meeting to elect one or several new directors so there are at least three directors serving on the Board of Directors, in accordance with French law.

We believe that the structure of our Board of Directors and its committees provides strong overall governance of our Company. The Chairman of our Board of Directors monitors the content, quality and timeliness of information sent to our Board of Directors and is available for consultation with our Board of Directors regarding the oversight of our business affairs. Mr. de Rosen has served as Chairman of the Board of Directors since March 4, 2019. He is an independent director under the listing standards of Nasdaq. Our Board of Directors believes that, given his perspective and experience in matters of the board and his ability to liaise between our non-independent directors and our independent directors, Mr. de Rosen’s service as our chairman is appropriate and is in the best interests of our Board of Directors, our Company and our shareholders.

Board Leadership Structure

Our Board maintains the flexibility to determine whether the roles of Chair and Chief Executive Officer should be combined or separated, based on what it believes is in the best interests of the Company at a given point in time. The Board believes that this flexibility is in the best interest of the Company and that a one-size-fits-all approach to corporate governance, with a mandated independent Chair, would not result in better governance or oversight.

At this time, our Board is led by Michel de Rosen, an independent, non-executive Chair. Our Board believes that it is in the best interest of the Company and its shareholders for Michel de Rosen to continue to serve as Chair of the Board. Michel de Rosen possesses significant knowledge and experience in our industry and a deep understanding of our strategic objectives, all of which will continue to benefit the Company during the year ahead. The Company believes that separation of the positions of the Chair and Chief Executive Officer reinforces the independence of the Board in its oversight of the business and affairs of the Company. In addition, the Company believes that having an independent Chair creates an environment that is more conducive to the Board’s objective evaluation and oversight of management’s performance, increasing management accountability, and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and its shareholders, including with respect to evaluating whether the steps taken by management to manage risks are appropriate for the Company. Michel de Rosen’s responsibility is to ensure that our Board functions properly and to work with our Chief Executive Officer to set the Board’s agenda. Accordingly, he has substantial ability to shape the work of the Board. We expect the Chair to facilitate communications among our directors and between the Board and senior management. While Michel de Rosen provides independent leadership, he also works closely with our Chief Executive Officer to ensure that our directors receive the information that they need to perform their responsibilities, including discussing and providing critical review of the matters that come before the Board and assessing management’s performance. As a result, we believe that such separation can enhance the effectiveness of our Board as a whole. We believe that the leadership structure of our Board is appropriate and enhances its ability to effectively carry out its roles and responsibilities on behalf of our shareholders.

Board Meetings and Committees

During our fiscal year ended December 31, 2024, the Board of Directors held 22 meetings (including regularly scheduled, special meetings and written consultations), and each director attended at least (i) 94% of the total number of meetings of our Board of Directors held during the period for which he or she has been a director and (ii) 100% of the total number of meetings held by all committees of our Board of Directors on which he or she served during the periods that he or she served as required under the charter of our Board of Directors.

We encourage, but do not require, members of our Board of Directors to attend our Annual General Meetings of shareholders. All of our directors attended the General Meeting of May 16, 2024. Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The composition and functioning of all of our committees comply with all applicable requirements of the French Commercial Code, the Middlenext Code, the Exchange Act, and Nasdaq and SEC rules and regulations. In accordance with French law, committees of our Board of Directors only have an advisory role on matters requiring approval of the Board of Directors under French law and can only make recommendations to our Board of Directors on such matters. As a result, decisions are made by our Board of Directors taking into account non-binding recommendations of the relevant board committee. The composition and responsibilities of each of the committees of our Board of Directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our Board of Directors.

Role of the Board in Risk Oversight

Our Board of Directors is primarily responsible for the oversight of our risk management activities and has delegated to the Audit Committee the responsibility to assist our board in this task. While our board oversees our risk management, our management is responsible for day-to-day risk management processes, including, without limitation, management of cybersecurity, data privacy, and information technology risks and procedures. Our Board of Directors expects our management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies adopted by the Board of Directors. We believe this division of responsibilities is the most effective approach for addressing the risks we face.

Board of Directors and Audit Committee Cybersecurity Oversight

Cybersecurity management is an important focus of our Board of Directors and the Audit Committee. As part of its oversight of risk management, the Audit Committee is briefed regularly by our Chief Financial Officer regarding cybersecurity and information technology risks, controls, and procedures, including the Company’s plans to mitigate cybersecurity and business continuity risks and respond to data breaches and other cybersecurity incidents and any cybersecurity issue that could affect the adequacy and effectiveness of the Company’s internal controls. From time to time, the Audit Committee may receive updates on efforts regarding data loss prevention, regulatory compliance, data privacy, threat and vulnerability management, cyber-crisis management, or other topics, as applicable. The Audit Committee reports such updates to the Board of Directors, as appropriate.

Board and Committee Meetings and Attendance

Board Committees

The Board of Directors has established an Audit Committee, a Nominating and Governance Committee and a Compensation Committee, each of which operate pursuant to a written charter adopted by our Board of Directors that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. The composition and functioning of all of our committees complies with all applicable requirements of the French Commercial Code, the Middlenext Code, the Exchange Act, Nasdaq, and SEC rules and regulations.

Subject to the following paragraph concerning the Audit Committee, in accordance with French law, committees of our Board of Directors only have an advisory role on matters requiring approval of the Board of Directors under French law and can only make recommendations to our Board of Directors on such matters. As a result, decisions are made by our Board of Directors taking into account non-binding recommendations of the relevant board committee.

Name	Audit	Compensation	Nominating and Governance
Daniel Tassé
Michel de Rosen		X	X
Maïlys Ferrère			X
Michael J. Goller			Chair
Timothy E. Morris	Chair
Adora Ndu	X
Julie O’Neill		Chair
Daniel B. Soland		X
Ravi M. Rao			X
Daniele Guyot-Caparros	X	X

Below is a description of each committee of the Board.

Audit Committee. In accordance with French law, the Audit Committee has the following responsibilities: (i) it monitors the process of preparing the Company’s financial information and, where appropriate, makes recommendations to ensure its integrity, (ii) it monitors the efficiency of risk management and internal control systems, as well as that of internal audits if applicable, with regard to the preparation and processing of financial and accounting information, without prejudice to its independence, (iii) it issues a recommendations on the statutory auditors to be proposed for appointment at the general meeting, (iv) it monitors implementation by the statutory auditors of their mission, (v) it ensures that the statutory auditors comply with independence criteria, (vi) it approves the provision of services other than the auditing of accounts referred to in Article L.822-11-2 of the French Commercial Code, and (vii) it reports regularly to the Board on the performance of its tasks. It also reports on the outcome of the accounts auditing task, how this task contributed to the integrity of the financial information, and the role it played in that process. It immediately informs the Board about any difficulties encountered.

The Audit Committee is composed entirely of independent directors in accordance with applicable law, including the Middlenext Code and Nasdaq Listing Rules. All members of the Audit Committee shall be able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement. In addition, at least one (1) of the directors who is independent must qualify as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K under the U.S. Securities Act of 1933, as amended, and shall be a member of the Audit Committee as described below. A person who satisfies the definition of “audit committee financial expert” will also be presumed to have financial sophistication. In order to comply with article L.823-19 of the French Commercial Code, such person shall also have an outstanding knowledge in the field of finance, accounting and audit of accounts (“compétences particulières en matière financière, comptable ou de contrôle légal des comptes”).

Mr. Morris, Ms. Ndu, and Ms. Guyot-Caparros currently serve on our Audit Committee. Mr. Morris is the chairperson of our Audit Committee since October 3, 2022. Our board has determined that each of Mr. Morris, Ms. Ndu, and Ms. Guyot-Caparros is independent within the meaning of the applicable listing rules and the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Our Board of Directors has further determined that Mr. Morris is an “audit committee financial expert” as defined by SEC rules and regulations and that Mr. Morris qualifies as financially sophisticated under the applicable exchange listing rules.

Our Audit Committee has the following responsibilities:

•	monitoring the process of preparing the financial information and, where appropriate, make recommendations to ensure its integrity;

•

monitoring the efficiency of risk management and internal control systems, as well as that of internal audits if applicable, with regard to the preparation and processing of financial and accounting information, without prejudice to its independence;

•

issuing a recommendation on the statutory auditors to be proposed for appointment at the general meeting. This recommendation to our Board of Directors is prepared in accordance with the provisions of Article 16 of (EU) Regulation no. 537/2014; it also issues a recommendation to this body when the renewal of the mandate of the auditor(s) is considered. Except for renewal, the recommendation must be justified and contain at least two choices while stating a reasoned preference. This recommendation is prepared following a selection procedure led by our Audit Committee. The recommendations and preferences of our Audit Committee are presented at our general meeting held to determine the appointment of the statutory auditor;

•

monitoring implementation by the statutory auditors of their mission and taking account of any findings and conclusions made by the French High Council of Statutory Auditors following controls carried out pursuant to Articles L. 821-9 et seq. of the French Commercial Code;

•

ensuring that the statutory auditors comply with independence criteria; where applicable, our Audit Committee takes the required measures for application of the provisions relating to financial independence set out in Article 4 section 3 of (EU) Regulation no. 537/2014 and ensures compliance with the conditions specified in Article 6 of the same regulation;

•	approving the provision of services other than the auditing of accounts referred to in Article L. 822-11-2 of the French Commercial Code;

•

regularly reporting to our Board of Directors on the performance of its tasks. Our Audit Committee also reports on the outcome of the accounts auditing task, how this task contributed to the integrity of the financial information and the role it played in that process. Our Audit Committee immediately informs our Board of Directors about any difficulties encountered; and

•	reviewing and discussing the oversight of cybersecurity and data privacy matters.

In addition to the functions referred to above, our Board of Directors entrusts the following specific missions to our Audit Committee:

With regard to our financial statements:

•	to examine and verify our draft budgets and draft annual and interim financial statements before they are sent to the Board of Directors;

•	to examine the draft comments, announcements and financial communication concerning our financial statements; and

•	to provide a timely opinion to our administrative and financial management upon the latter’s request.

With regard to our cash flow:

•	to examine and verify our general cash flow policy (investments and loans, risk hedging tools) and our cash flow situation.

With regard to risk management:

•	to establish and oversee procedures for the treatment of complaints or submissions identifying concerns regarding accounting, internal accounting controls or auditing matters;

•	to examine the state of significant disputes;

•	to examine off-balance sheet risks and commitments;

•	to examine the relevance of risk monitoring procedures; and

•

to review and oversee all related-party transactions in accordance with our Person Transaction Policy. In addition, the Audit Committee’s mission is to provide its opinion on the repayment of the costs incurred by the members of the Board of Directors on our behalf and to prepare mapping of the legal risks of any kind to which we are exposed.

Our Audit Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter of our Audit Committee is available in the Corporate Governance section of our website at https://www.dbv-technologies.com. During our fiscal year ended December 31, 2024, our Audit Committee held 7 meetings.

Nasdaq rules require that the Audit Committee have the specific Audit Committee responsibilities and authority necessary to comply with Rule 10A-3(b)(2), (3), (4) and (5) under the Exchange Act, which requires, among other things, that the Audit Committee have direct responsibility for the appointment, determination of compensation, retention and oversight of our auditors. However, Rule 10A-3 provides that if the laws of a company’s home country prohibit the full board of directors from delegating such responsibilities to the Audit Committee, the Audit Committee’s powers with respect to such matters may instead be advisory. As indicated above, under French law, our Audit Committee may only have an advisory role on matters requiring approval of the Board of Directors under French law and can only make recommendations to our Board of Directors on such matters. Moreover, Rule 10A-3 also provides that its Audit Committee requirements do not conflict with any laws of a company’s home country that require shareholder approval of such matters. Under French law, our shareholders must appoint, or renew the appointment of, the statutory auditors once every six fiscal years. In accordance with the applicable requirements of the French Commercial Code, we have two statutory auditors.

Our shareholders renewed Deloitte & Associés S.A, as our independent registered public accounting firm, at the 2023 Annual General Meeting, for a term of six years ending on the date of the 2029 Annual General Meeting, and KPMG S.A,. as our other independent registered public accounting firms, at the 2020 Annual General Meeting for a term of six years ending on the date of the 2026 Annual General Meeting.

KPMG S.A. and Deloitte & Associés will remain our statutory auditors for purposes of complying with legal requirements and consistent with the six-year term.

Compensation Committee. Our Compensation Committee assists our Board of Directors in reviewing and making recommendations to our Board of Directors with respect to the compensation of our executive officers and directors. Mr. de Rosen, Ms. O’Neill, Mr. Soland, and Ms. Guyot-Caparros currently serve on the Compensation Committee. Ms. O’Neill is the chairperson of our Compensation Committee. The principal duties and responsibilities of our Compensation Committee include:

•

proposing all elements of the total compensation, including retirement and provident plans, supplemental retirement plans, benefits in kind, and miscellaneous equity compensation for our executive officers and executive committee members;

•

being informed by the company on a regular basis of the recruitment of the principal members of the management of the company other than the Chief Executive Officer, as well as review of the initial offer of and all subsequent changes to the elements of management’s proposed compensation;

•	providing its opinion on the company’s broad strategy in terms of compensation policies;

•	as applicable, proposing directors’ compensation to be submitted to the general shareholders’ meeting, as well as their appropriate distribution among board members;

•	providing its opinion on the principles set by us with regard to profit sharing and shareholding; and

•	providing its opinion on funds allocated to board members elected by the employees, if applicable.

Our Compensation Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter of our Compensation Committee is available on the Corporate Governance section of our website at https://www.dbv-technologies.com. During our fiscal year ended December 31, 2024, our Compensation Committee held 7 meetings.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation Committee.

Nominating and Governance Committee. The principal responsibilities of our Nominating and Governance committee (the “Nominating Committee”) include (i) preparing proposals for the renewal, replacement or appointment of new directors, in consultation with the Chairman of our Board of Directors, (ii) providing an opinion, with the support of the Chairman of our Board of Directors, on the appointment or replacement of the Chief Executive Officer and/or the Executive Vice Presidents, as the case may be, as well as the members of the Executive Committee and (iii) establishing, when appropriate, with the agreement of the Chairman of our Board of Directors, a succession plan for executive corporate officers. Ms. Ferrère, Mr. Goller, Mr. Rao, and Mr. de Rosen currently serve on the Nominating Committee. Mr. Goller is the chairperson of our Nominating Committee.

Our Nominating Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter of our Nominating Committee is available on the Corporate Governance section of our website at https://www.dbv-technologies.com. During our fiscal year ended December 31, 2024, our Nominating Committee held 1 meeting.

Considerations in Evaluating Director Nominees

As set out in the charter of the Board of Directors, the Nominating Committee works with the Board of Directors to determine periodically, as appropriate, to the extent permitted or required under applicable laws, the qualifications, expertise and characteristics of the Board of Directors, including such factors as business experience and diversity of gender, race, ethnicity, nationality, differences in professional background, education, skill, and other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on the Board of Directors. The Nominating Committee evaluates each individual in the context of the membership of the Board of Directors as a group, with the objective of having a board that can best perpetuate the success of the business and represent shareholder interests through the exercise of sound judgment using its diversity of background and experience across various areas. Each director should be an individual of high character and integrity. In determining whether to recommend a director for re-election, the Nominating Committee also considers the director’s past attendance at meetings, participation in and contributions to the activities of the Board of Directors and the Company and other relevant qualifications and characteristics.

Each director must ensure that other existing and anticipated future commitments do not materially interfere with the members’ service as a director.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct applicable to all of our directors, officers and employees. The Code of Ethics and Business Conduct is available on the Corporate Governance section of our website at https://www.dbv-technologies.com. We expect that in the event of any amendments to this code or any waivers of its requirements to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website rather than by filing a Current Report on Form 8-K. In the case of a waiver for an executive officer or a director, the disclosure required under applicable Nasdaq listing standards also will be made available on our website.

Communications with the Board

Communications addressed to the Board or to a Board member are distributed to the Board or to any individual director or directors as appropriate. Any such communication is promptly distributed to the director or directors named therein unless such communication is considered, either presumptively or in the reasonable judgment of the Company’s Corporate Secretary, to be improper for submission to the intended recipient or recipients. Examples of communications that would presumptively be deemed improper for submission include, without limitation, solicitations, communications that raise grievances that are personal to the sender, communications that relate to the pricing of the Company’s products or services, communications that do not relate directly or indirectly to the Company and communications that are frivolous in nature.

Executive Sessions

Executive sessions, which are meetings at which only independent directors are present, are regularly scheduled throughout the year, typically at the time of each regular Board meeting and as frequently as such independent directors deem appropriate.

Shareholder Communication with the Board

Generally, shareholders who have questions or concerns should contact our Investor Relations department at +1 857-529-2563 or investors@dbv-technologies.com. Any shareholders who wish to address questions directly with our Board of Directors, should direct his or her questions in writing to the Chairman of our Board of Directors at the above-mentioned email address.

Communications will be distributed to our Board of Directors, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of our Board of Directors may be excluded, such as:

•	junk mail and mass mailings;

•	resumes and other forms of job inquiries;

•	surveys; and

•	solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, in which case it will be made available to any outside director upon request.

Insider Trading Policy
We have adopted a Securities Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. Pursuant to our Securities Trading Policy, it is the Company’s policy to comply with applicable laws and regulations relating to insider trading when engaging in transactions in the Company’s securities. A copy of our Securities Trading Policy is filed as an exhibit to our Annual Report on Form
10-K
for our fiscal year ended December 31, 2024. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.
Hedging and Pledging Policy
Our securities trading policy prohibits our employees and directors who are insiders from engaging in “hedging” with respect to Company securities.
Delinquent Section 16(A) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on a review of the copies of such reports filed on the SEC’s EDGAR system and written representations that no other reports were required, during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except for the following: on May 29, 2024, a late Form 4 was filed for Pharis Mohideen related to a transaction on May 22, 2024, and on November 27, 2024, a late Form 4 was filed for Pharis Mohideen related to a transaction on November 22, 2024.
ITEM 11.
EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information for each of the last two completed fiscal years regarding compensation awarded to or earned by (i) our Chief Executive Officer (principal executive officer, PEO), and (ii) the two most highly compensated named executive officers other than the PEO for the year ended December 31, 2024.
For the year ended December 31, 2024, our named executive officers were:
Daniel Tassé, our Chief Executive Officer and Director;
Virginie Boucinha, our Chief Financial Officer; and
Dr. Pharis Mohideen, our Chief Medical Officer.

Name and Principal Position	Year	Salary $		Bonus $	Stock Awards (1) $	Option Awards (1) ($)		Non-Equity Incentive Plan Compensation $	All Other Compensation $		Total $
Daniel Tassé	2024	600,000		348,000	—	488,126		—	36,020	(5)	1,472,146
Chief Executive Officer and Director	2023	600,000		636,000	—	1,084,802		—	119,703	(6)	2,440,486
Virginie Boucinha (2)	2024	319,308		85,119	10,165	43,858		—	—		458,450
Chief Financial Officer	2023	49,539	(3)	—	33,693	151,398	(4)	—	—		234,630
Pharis Mohideen	2024	567,787		150,804	18,724	83,447		—	—		820,762
Chief Medical Officer	2023	540,750		222,356	62,067	288,058		—	166,293	(7)	1,279,518

(1)
The amounts reported in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of each award computed in accordance with ASC Topic 718. For information regarding the assumptions used in determining the fair value of an award, please refer to Note 12 of our Annual Report on Form
10-K
as filed with the SEC on April 11, 2025.

(2)
Amounts relating to base salary in 2023 and 2024 have been converted from euros to U.S. dollars at a rate of €1.00 = $1.0813 and €1.00 = $1.0824, which represents the average exchange rate for the year ended December 31, 2023 and December 31, 2024 respectively. Amounts relating to the bonus in 2024 have been converted from euros to U.S. dollars at a rate of €1.00 = $1.08637, which represents the ECB fixing exchange rate on March 13, 2024 (date of approval by the Board meeting of this compensation).

(3)
Ms. Boucinha joined the Company on November 6, 2023. While her base salary is €295,000 ($318,983, based on the average exchange rate of €1.00 = $1.0813 for the year ended December 31, 2023), she only received a total of $49,539 for the duration of her employment in 2023. She did not receive any bonus for 2023.

(4)	This value was previously reported as $151,395 due to administrative error.
(5)	Includes $36,020 in tax gross-up payments or reimbursements.
(6)	Includes $50,750 in Company contributions to benefit plans, $37,457 in life insurance premiums, $30,512 in tax gross-up payments or reimbursements, and $984 in commuting expenses.
(7)	Includes $45,643 in Company contributions to benefit plans, $38,897 in life insurance premiums, and $81,753 in commuting expenses.

Outstanding Equity Awards at Fiscal Year End 2024

	Option Awards (1)							Stock Awards(1)
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price (2)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (3)
Daniel Tassé	11/29/18	350,000	(4)	—		30.02	€11/29/28	—	—
	05/24/19	150,000	(4)	—		16.99	€05/24/29	—	—
	11/24/20	274,000		—		4.16	€11/24/30	—	—
	11/22/21	205,000		68,500		5.87	€11/22/31	—	—
	11/21/22	382,193		382,193		3.00	€11/21/32	—	—
	11/20/23	202,418		607,254		2.00	€11/20/33	—	—
	12/04/24	813,200				0.85	€12/04/34	—	—
Virginie Boucinha	11/20/23	28,250		84,750		2.00	€11/20/33	14,250	$9,326.7
	11/21/24	—		113,000		0.71	€11/21/34	19,000	$12,435.6
Pharis Mohideen	07/22/19	—		75,000	(4)	17.90	€07/22/29	—	—
	11/24/20	95,400		—		4.16	€11/24/30	—	—
	11/22/21	71,550		23,850		5.87	€11/22/31	2,177	$1424.9
	07/29/22	62,500		37,500		4.72	€07/29/32	3,750	$2454.4
	11/21/22	57,500		57,500		3.00	€11/21/32	8,750	$—
	11/20/23	53,750		161,250		2.00	€11/20/33	26,250	$17,180.8
	11/21/24	215,000				0.71	€11/21/34	35,000	$22,907.7

(1)
The staggered vesting for the stock and option awards until November 2022 is as follows: 25% of the shares subject to each option vest 12 months after grant, with the remaining shares vesting in six equal semi-annual installments thereafter, subject to each option holder’s continued service through each such vesting date. As of November 2022, the staggered vesting of stock and option awards has changed, with a
4-year
grant, and 25% vested each year.

(2)	Exercise prices, grant date share fair values and fair value per equity instruments are provided in euros, as the Company is incorporated in France and the euro is the currency used for the grants.

(3)
Determined by reference to €0.63, the closing price per Ordinary Share on Euronext Paris on December 31, 2024, and an applicable exchange rate of €1.00 = $1.0389, which represents the exchange rate as of December 31, 2024.

(4)	The vesting of these options is not similar to the vesting described in footnote (1), but subject to the achievement of clinical development-related performance conditions.
Narrative Disclosure to Summary Compensation Table
Compensation Philosophy and Strategy of our employees and executive officers
At DBV we have a competitive and innovative way to reward our employees. Our reward system builds on the foundations of our company culture, what we refer to as the 4C’s – Courage, Curiosity, Collaboration and Credibility. We incentivize our employees for value creation and align our activities to the benefits of our stakeholders: patients, shareholders and broad society.

As we navigate a competitive market environment, we benchmark against similarly sized U.S. and French biopharmaceutical companies to offer the best possible compensation elements to meet our goals. We refer to this approach as Total Rewards. Moreover, we not only use competitive financial rewards but also prioritize internal talent development as foundational to our future success. Our Total Rewards strive to ensure we are and remain attractive to current and prospective talent in the biopharmaceutical market. We foster a culture of performance to reward contribution to the company’s achievements, as well as behaviors that reflect our culture, our 4C’s.
Our Total Rewards policy, reviewed annually, consists of:

•	Base salary, pegged to local compensation market

•	Annual incentive, paid in cash, subject to Company and individual achievement against annual corporate objectives

•	Long-term incentive, using a mix of restricted share units and stock options

•	Benefits, aligned with local market practices

•	Talent management and development programs and opportunities, supporting our talent’s professional development
The overall objectives of the compensation policies and programs of our executive officers are to:

•	attract, retain and motivate superior executive talent;

•	provide incentives that reward the achievement of performance goals that directly correlate to the enhancement of stockholder value, as well as to facilitate executive retention;

•	align our executives’ interests with those of our stockholders;

•	link pay to company performance; and

•
offer pay opportunities that are competitive with the biopharmaceutical market in which we compete in order to recruit and retain top talent, while maintaining reasonable cost and dilution to our shareholders.

In establishing specific compensation levels for our executive officers, we consider benchmarking information provided from our independent compensation consultant.
Our executive compensation program generally consists of, and is intended to strike a balance among, the following three principal components: base salary, annual performance-based incentives and long-term incentive compensation. Our compensation philosophy with respect to these elements is as follows:

•	Base salary (fixed cash) :

•
Base salary reflects level of expertise and competencies. It is aligned and competitive with local and country standards. Salary increases are managed annually, based on merit budget envelopes. Merit increase aims at rewarding our employees for the execution of their mission, specified in their job description.

•	Annual Incentive :

•
All employees are eligible for an annual incentive plan rewarding personal contribution towards Company and individual goals, as well as how they are delivered. As such, our annual performance management process encompasses assessment of behavioral competencies tied to our 4C’s. Targets are expressed in percentage of based salary and benchmarked with industry local market practices and peers.

•	For 2024, the Board of Directors, on the recommendation of the Compensation Committee, determined that our company had achieved 58% of the corporate objectives established by the Board.

•	Long-term incentives (at-risk equity) :

•
Value in the biotechnology industry is often created over a few years. We seek to align employee’s compensation with long term company value creation. We believe that our ability to grant equity awards is a credible and effective compensation tool.

•	Equity incentives aim at attracting and retaining talent at all levels of the organization by providing an extra layer of incentives to employees and promoting our growth as a collective achievement.

•
Includes a mix of Stock-Options (“SOs”) and RSUs in line with market practice in some comparable US peer companies. The size of the award is a percentage of the capital share outstanding (CSO) which may vary depending on where the role is based.

•
Annual equity opportunities are generally reviewed and determined annually or as appropriate during the year for new hires, promotions, or other special circumstances, such as to encourage retention, or as an incentive for significant achievement. Individual grants are determined based on a number of factors, including current corporate and individual performance, outstanding equity holdings and their retention value and total ownership, historical value of our stock, internal equity among executives and market data provided by our independent compensation consultant.

•
We focus on time-vesting awards. Time based vesting allows for retention that is aligned to the biotechnology industry’s longer time horizon for value creation and is competitive with market practices. Further, our focus on time-vesting awards allows us to most optimally allocate our resources by enabling us to shift resources towards the most promising opportunities for shareholder value creation.

The Compensation Committee aims to structure a significant portion of the named executive officers’ total target compensation to be comprised of performance-based bonus opportunities and LTIs, in order to align the executive officers’ incentives with the interests of our stockholders and our corporate objectives. In evaluating our executive compensation policies and programs, as well as the short-term and long-term value of our executive compensation plans, we consider both the performance and skills of each of our executives, as well as the compensation paid to executives at similar companies with similar responsibilities. We focus on providing a competitive compensation package which provides significant short- term and long-term incentives for the achievement of measurable corporate objectives. We believe this approach provides an appropriate blend of short-term and long-term incentives to maximize stockholder value.
Chief Executive Officer Compensation
The compensation policy mentioned below is applicable to the Chief Executive Officer, whether or not he or she simultaneously holds the position of Chairman of the Board.
The fixed, variable and exceptional items constituting the total compensation and benefits of any kind that may be granted to the Chief Executive Officer pursuant to his mandate, as well as their respective importance, are as follows:

•	Fixed compensation
The fixed compensation of the Chief Executive Officer is determined by considering the level and difficulty of the responsibilities, experience in the role and practices noted in comparable companies.

The Board, in its meeting held on November 14, 2018, decided to set the fixed annual compensation of the Chief Executive Officer at US$600,000. This amount remains unchanged as of the date of this report. This compensation is payable on a bi-monthly
basis.

•	Annual variable compensation
The Chief Executive Officer receives annual variable compensation for which the Board, on the recommendations of the Compensation Committee, defines each year financial and non-financial
performance criteria that are diversified and demanding, precise and pre-established,
allowing a complete analysis of performance.
These criteria are aligned with the Company’s short and medium-term strategy.
Each year, the Board determines the rate of achievement of each objective, according to a predefined scale, of the annual variable compensation.
For 2024, the criteria and objectives of the variable compensation were the following:

Criteria	Description
Qualitative	72%	Execution of clinical studies and preparation of BLA files, Preparation of BLA module 3 in 1–3-year-olds, pipeline development, advancing preclinical programs
Quantitative	28%	Strengthen corporate capabilities, keep operating costs under control
Total	100%
The maximum amount of annual variable compensation for the Chief Executive Officer corresponds to 150% of the annual fixed compensation, it being specified that if the overall rate of achievement of the objectives predefined by the Board is less than 50% (interpreted strictly), no annual variable compensation would be due.

•	Exceptional Compensation
The Board may decide on the proposal of the Compensation Committee, to grant exceptional compensation to the Chief Executive Officer in view of very special circumstances, and unrelated to the fixed and variable remuneration components. The payment of this type of compensation must be justified by an event such as the completion of a major event for the Company. The amount of the exceptional compensation may not exceed a maximum of 25% of the annual fixed compensation.
The payment of the variable and, where applicable, exceptional compensation components allocated to the Chief Executive Officer for the past financial year is subject to the approval by the Ordinary General Meeting of the compensation components paid to him during or allocated to him for the said financial year (ex post vote).

•	Long-term compensation
The Company’s long-term compensation policy is part of an overall strategy to retain and motivate its managers and employees and to be competitive with market practices in the biotechnology industry.
The long-term compensation policy implemented for the Chief Executive Officer is mainly based on the granting of stock options based on the recommendations of the Compensation Committee. Where applicable, these grants may be subject to the satisfaction of performance conditions that may be set by the Board at the time of grant.
The vesting and exercise of the stock-options are subject to the fulfillment of a presence condition. Stock-options have a term of ten years.

Additionally, the Chief Executive Officer is, in accordance with the law and methods adopted by the Board, required to retain a significant number of shares.
The Chief Executive Officer may also be granted free shares.

•	Benefits of any kind
In addition to the reimbursement of expenses incurred in the performance of his duties, the Chief Executive Officer may be reimbursed for the cost of his tax consultations and will benefit from a tax equalization clause with respect to his status as a US resident. He may also be reimbursed for the costs of legal advice incurred in the performance of his duties.
The Chief Executive Officer may also benefit from the coverage by the Company of his residence expenses in France.

•	Welcome bonus
When a new Chief Executive Officer is appointed, the Board may decide, on the recommendation of the Compensation Committee, to grant compensation, indemnity or benefit on taking up his/her duties.

•	Commitments made by the Company in the event of termination of the Chief Executive Officer’s term of office
The Chief Executive Officer benefits from the following commitment:

Commitments made by the company	Main characteristics	Criteria for award	Termination Conditions
Severance indemnity
On December 12, 2018, the Board decided, in accordance with the recommendations of the Compensation Committee and in accordance with Article
L.225-42-1
of the French Commercial Code, that in the event of termination of Mr. Daniel Tassé’s duties as Chief Executive Officer, for any reason whatsoever, he would be paid a severance payment provided that all criteria have been met.

This commitment was approved by the Shareholders’ Meeting of May 24, 2019, in its fifth ordinary resolution.

Severance package will therefore be paid to the Chief Executive Officer if all the following criteria are met:

•  Viaskin Peanut approved on a major market;
•  Construction of an EPIT pipeline with three trials in progress;
•  6 months’ cash flow as determined by the expenses of the last quarter prior to the date on which he leaves his post. Compliance with these performance conditions will be established by the Board prior to any payment.

In the event of termination without cause or for good reason outside of a change of control, the severance benefits get paid out over 12 months.
In the event of termination without cause or for good in connection with a change of control, those same amounts get paid in a lump sum.

The Chief Executive Officer does not benefit from any agreement providing for the payment of compensation in the event of resignation from his corporate office to carry out new functions.

•	Claw back policy
As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, the Chief Executive Officer and Chief Financial Officer may be legally required to reimburse the Company for any bonus or other incentive- based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002, as amended. Additionally, we have implemented a Dodd-Frank
Act-compliant
clawback policy, as required by SEC rules.
This new provision of the compensation policy for the Chief Executive Officer was approved by a decision of the Board of Directors on November 20, 2023, in accordance with the Nasdaq rules, which required this provision to be adopted December 1, 2023, at the latest.
Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
From time to time, the Company grants stock options to its employees, including the named executive officers. Historically, the Company has granted new-hire option awards on or soon after a new hire’s employment start date and annual employee option grants in the last quarter of each fiscal year, which grants are typically approved at the regularly scheduled meeting of the Compensation Committee occurring in such quarter. The Company’s typical practice is to grant annual employee stock options on the same day in which the options are approved. The Company does not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. Because the Compensation Committee has a practice of generally granting stock options within the last quarter of the fiscal year, the Compensation Committee generally does not take material non-public information (“MNPI”) into account when determining the timing of awards and it does not seek to time the award of stock options in relation to the Company’s public disclosure of MNPI. The Company has not timed the release of MNPI for the purpose of affecting the value of executive compensation.
Executive Compensation Arrangements
For a discussion of our employment arrangements with our executive officers, see “Certain Relationships And Related Transactions, And Director Independence Certain Related-Party Transactions—Agreements with Our Directors and Executive Officers.” Except as disclosed therein, there are no arrangements or understanding between us and any of our other executive officers providing for benefits upon termination of their employment, other than as required by applicable law.
French Law Requirements Related to Corporate Officers’ Compensation
Ex-ante
and
ex-post
votes of the shareholders’ meeting
French laws applicable to our company require that all type of compensation granted to certain corporate officers be presented and approved by the shareholders at our annual shareholders’ general meeting, on one hand for the compensation policy applicable to these corporate officers for the coming year (Ex Ante Vote) and on the other hand the compensation that was granted to these executive officers for the past year (Ex Post Vote).
Decision making process for the determination of the corporate officers’ compensation policy
The determination, review and implementation of the compensation policy for each of the corporate officers (Chairman of the Board, directors, chief executive officers, deputy chief executive officers, if any) is carried out by the Board on the recommendation of the Compensation Committee.
The Compensation Committee and the Board of Directors systematically meet in the absence of the Chief Executive Officer and the management team to discuss the establishment of the compensation policy for corporate officers. When the Board decides on a compensation component or a commitment in favor of the Chairman of the Board or the Chief Executive Officer, the interested party may not take part in the deliberations or vote on the component or commitment concerned.
Such compensation policy is submitted to the vote of our annual shareholders’ general meeting
(ex-ante
vote). No compensation component, of any nature whatsoever, may be determined, allocated or paid by our company, nor any commitment made by our company if it is not in accordance with the approved compensation policy.
In the event of a change in governance, the compensation policy will be applied to the Company’s new corporate officers, with necessary adjustments where applicable.

Compensation policy principles and objectives
When setting the compensation policy, the Compensation Committee and the Board of Directors ensure that it complies with the Company’s corporate interests, contributes to its long-term viability and is in line with its business strategy, notably through variable remuneration targets and, where applicable, performance conditions. The Compensation Committee and the Board of Directors seek to ensure consistency with market and industry practices, in order to ensure (i) competitive levels of remuneration, (ii) a close link between the Company’s performance and the remuneration of its officers, and in particular the maintenance of a balance between short-term and medium/long-term performance, and (iii) compliance with the principles of the Middlenext Code on which the level and terms of the officers remunerations are based.
The governance standards taken into account by the Board of Directors in determining the total compensation of corporate officers are those set out in recommendation R16 of the Middlenext Code:

•
Completeness: each company is free to determine the components of executive directors’ compensation. Disclosure of executive directors’ compensation to shareholders must be exhaustive: fixed portion, variable portion (bonus), stock options, free shares, compensation for “Board member” duties, exceptional compensation, retirement conditions and special benefits, other... In the case of variable compensation, the assessment of performance takes into account quantitative criteria—financial and non-financial—as
well as qualitative criteria;

•	Balance between remuneration components: each component of remuneration must be justified and in the company’s interest;

•
Benchmark: as far as possible, remuneration should be assessed in the context of a business line and the reference market, and be proportionate to the Company’s situation, while taking care to avoid inflationary effects;

•	Consistency: the remuneration of executive directors must be consistent with that of the company’s other directors and employees;

•
Rules must be simple and transparent. The performance criteria used to establish the variable portion of compensation or, where applicable, for the granting of stock options or free shares, must be linked to the company’s performance, correspond to its objectives, be demanding, explainable and, as far as possible, sustainable. They must be detailed, without however calling into question the confidentiality that may be justified for certain elements;

•
Measure: the determination of remuneration and the granting of stock options or free shares must strike a fair balance, taking into account the company’s general interest, market practices and the performance of senior executives;

•
Transparency: in accordance with the law, companies whose shares are listed on a regulated market must publish all the components of executive compensation in their corporate governance report. In the case of variable compensation, the weighting of the various criteria is communicated to shareholders.

The Compensation Committee and the Board of Directors also take into account the votes cast at previous Annual General Meetings on the remuneration policy for corporate officers.
Non-Employee Director Compensation
Compensation policy for the Chairman of the Board and for Board members
The compensation policy mentioned below is applicable to Board members and to the Chairman of the Board, when he/she does not hold the position of Chief Executive Officer. The components of the total compensation and benefits of any kind that may be granted to the Chairman and Board members in respect of their mandates, as well as their respective importance, are as follows:

•	Fixed compensation
The Chairman of the Board may receive an annual fixed compensation, which is determined in respect of practices noted in comparable companies, and which takes into account his specific functions as well as his membership of one or more committees, if applicable. For information purposes, as of the date of this report, the annual fixed compensation is set at 150,000 euros.

•	Compensation at the end of the mandate
The Chairman of the Board does not benefit from any agreement providing for an indemnity in the event of termination of his corporate mandate.

•	Compensation paid in respect of Board Member duties
In the 16th ordinary resolution that became effective after the vote of the shareholders at the May 16, 2024 Annual General Meeting, the remuneration of the Board members was set at the maximum annual sum of 800,000 euros valid for the 2024 financial year and until further decision of the Annual General Meeting.
The criteria for allocating the fixed annual sum allocated by the Annual General Meeting to the Board members were set by the Board on the proposal of the Compensation Committee and take into account Committee membership and Committee chairmanship.
As of the date of this report, and for information purposes, the allocation of Board members’ compensation is the following:

•	each Board member, with the exception of the Chairman of the Board and the Chief Executive Officer, is entitled to receive 100,000 euros.

•	the Chairman of the Audit Committee is entitled to receive an additional compensation of 20,000 euros.

•	the Chairman of the Compensation Committee is entitled to receive an additional compensation of 10,000 euros.

•	the Chairman of the Nominating and Governance Committee is entitled to receive an additional compensation of 10,000 euros.
The members of the above-mentioned committees are entitled to receive an additional compensation of 5,000 euros.
The Board meeting on February 14, 2023 added an additional criterion to the directors’ compensation policy. The above allocation of compensation is calculated by considering the presence (physical or by means of videoconference or telecommunication means allowing their identification and guaranteeing their effective participation) of each member as follows:

(b)	For attendance at least 90% of the meetings of the Board of Directors and the Committees scheduled during the year: the director will be entitled to 100% of the amounts referred to above;

(c)
For attendance at less than 90% of the meetings of the Board of Directors and the Committees scheduled during the financial year: the compensation is calculated on a pro rata basis according to the actual attendance of the Director concerned.

The Board decided on February 12, 2024, to maintain the maximum annual sum of 800,000 euros and the above-mentioned allocation criteria.

•	Long-term compensation
The Company bases its long-term compensation policy on a global strategy of retention and motivation that is competitive in terms of market practices in the biotechnology industry.
Pursuant to this compensation policy, the Company may decide to grant share subscription warrants (BSA), at fair market value, to the Chairman of the Board and/or Board members.

•	Benefits of any kind
The Chairman of the Board and Board members may be entitled to be reimbursed for reasonable travel, accommodation and other expenses incurred in the interest of the Company, including attendance at meetings of the Board.

•	Compensation for exceptional missions
Board members may also receive additional compensation for exceptional missions carried out pursuant to a specific agreement.

•	Services agreements
The Company may enter into services agreements with any Board member for assignments that are distinct from their duties as Board members.
Pay vs. Performance
The amounts set forth below under the headings “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid for NEOs” have been calculated in a manner consistent with Item 402(v) of Regulation
S-K.
Use of the term “compensation actually paid” (“CAP”) is required by the SEC’s rules and as a result of the calculation methodology required by the SEC, such amounts differ from compensation actually received by the individuals and the compensation decisions described in the Executive Compensation section of this Form 10-K/A. The information provided below was not considered by the Compensation Committee in structuring or determining compensation for our NEOs.

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(4)	Value of Initial Fixed $100 Investment Based Shareholder Return	Net Income
2024	$1,472,146	$($656,084)	$639,606	$271,330	$19.31	($113,918,000)
2023(5)	$2,440,486	$978,122	$631,145	$391,144	$59.55	($72,710,000)
2022	$2,787,640	$2,948,035	$789,218	$905,323	$95.63	($96,274,000)

(1)
The dollar amounts reported in this column are the amounts of total compensation reported for Daniel Tasse (our Chief Executive Officer) for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation—Summary Compensation Table.”

(2)
The dollar amounts reported in this column represent the amount of CAP to Daniel Tasse, as computed in accordance with Item 402(v) of Regulation
S-K.
The dollar amounts do not reflect the actual amount of compensation earned by or paid to Daniel Tasse during the applicable year. In accordance with the requirements of Item 402(v) of Regulation
S-K,
the adjustments summarized in the table below were made to Daniel Tasse’s total compensation for each year to determine the compensation actually paid:

Year	Fair Value at Fiscal Year End of Outstanding and Unvested Equity Awards Granted in the Fiscal Year	Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Fiscal Years	Fair Value at Vesting of Equity Awards Granted and Vested in the Fiscal Year	Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Fiscal Years that Vested in the Fiscal Year	Fair Value as of the Prior Fiscal Year End Of Equity Awards Granted in Prior Fiscal Years that Failed to Meet Vesting Conditions in the Year	Value of Dividends or Other Earnings Paid on Equity Awards Not Otherwise Reflected in Total Compensation	Total Equity Award Adjustments
2024	$412,578	($1,458,802)	$0	($593,879)	$0	$0	($1,640,104)
2023	$1,289,764	($1,363,237)	$0	($304,108)	$0	$0	($377,581)
2022	$1,994,291	($51,754)	$0	($64,306)	$0	$0	$1,878,230

(3)
The dollar amounts reported in column (c) represent the average of the amounts reported for the NEOs as a group (excluding our PEO) in the “Total” column of the Summary Compensation Table in each applicable year. The NEOs (excluding our PEO) included for purposes of calculating the average amounts in 2022 and 2021 are Pharis Mohideen. The NEOs (excluding our PEO) included for purposes of calculating the average amounts in 2023 are Virginie Boucinha and Pharis Mohideen.

(4)
“The dollar amounts reported in column (d) represent the average amount of CAP to the NEOs as a group (excluding our PEO), as computed in accordance with Item 402(v) of Regulation
S-K.
The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the NEOs as a group (excluding our PEO) during the applicable year. In accordance with the requirements of Item 402(v) of Regulation
S-K,
the following adjustments were made to average total compensation for the NEOs as a group (excluding our PEO) for each year to determine the CAP:

Year	Fair Value at Fiscal Year End of Outstanding and Unvested Equity Awards Granted in the Fiscal Year	Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Fiscal Years	Fair Value at Vesting of Equity Awards Granted and Vested in the Fiscal Year	Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Fiscal Years that Vested in the Fiscal Year	Fair Value as of the Prior Fiscal Year End Of Equity Awards Granted in Prior Fiscal Years that Failed to Meet Vesting Conditions in the Year	Value of Dividends or Other Earnings Paid on Equity Awards Not Otherwise Reflected in Total Compensation	Total Equity Award Adjustments
2024	$100,353	($281,374)	$0	($109,158)	$0	$0	($290,179)
2023	$210,150	($118,195)	$0	($29,431)	($112,455)	$0	($49,930)
2022	$418,543	($22,770)	$0	($20,593)	$0	$0	$375,180

(5)
As noted above in the Summary Compensation Table, the value of the 2023 Option Awards paid to our Chief Financial Officer, Virginie Boucinha, was updated from $151,395 to $151,398 due to administrative error in the amount reported last year. The 2023 values reflected here have been updated accordingly.

The below charts present the CAP over the three-year period ended December 31, 2024, against trends in the Company’s Total Shareholder Return (“TSR”) and net income results over the same period.

Limitations on Liability and Indemnification Matters
Under French law, provisions of
by-laws
that limit the liability of directors are prohibited. However, French law allows sociétés anonymes to contract for and maintain liability insurance against civil liabilities incurred by any of their directors and officers involved in a third-party action, provided that they acted in good faith and within their capacities as directors or officers of the company. Criminal liability cannot be indemnified under French law, whether directly by the company or through liability insurance.
We maintain liability insurance for our directors and officers, including insurance against liability under the Securities Act and we intend to enter into agreements with our directors and executive officers to provide contractual indemnification. With certain exceptions and subject to limitations on indemnification under French law, these agreements will provide for indemnification for damages and expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding arising out of his or her actions in that capacity. We believe that this insurance and these agreements are necessary to attract qualified directors and executive officers.
These agreements may discourage shareholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and executive officers, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these insurance agreements.
Certain of our
non-employee
directors may, through their relationships with their employers or partnerships, be insured against certain liabilities in their capacity as members of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Shares Authorized for Delivery under Equity Compensation Plans—

The following table provides information about our Ordinary Shares that may be issued (or transferred) under our equity compensation plans at December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by Security holders:
Non-Employee Warrants (BSA)	244,693	€24.08	—
Stock options (OSA)	2,496,803	€33.99	4,633,062
Restricted Stock Units	2,883,082	N/A	876,250
Equity compensation plans not approved by security holders:
None

(1)	Exercise prices, grant date share fair values and fair value per equity instruments are provided in Euros, as the Company is incorporated in France and the Euro is the currency used for the grants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of Ordinary Shares as of April 15, 2025 for:

•	each beneficial owner of more than 5% of our Ordinary Shares;

•	each of our named executive officers and directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. In computing the number of Ordinary Shares beneficially owned by a person and the percentage ownership of that person, Ordinary Shares subject to options, warrants, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of April 15, 2025, are considered outstanding. These Ordinary Shares, however, are not included in the computation percentage ownership of any other person. Applicable percentage ownership is based on 136,948,872 Ordinary Shares outstanding plus 34,248,941 shares exercisable upon exercise of warrants and pre-funded warrants as of June 14, 2025.

Unless otherwise indicated, the address for each of the shareholders listed in the table below is c/o DBV Technologies S.A., 107 avenue de la République 92320 Châtillon, France.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Shareholders
Entities affiliated with Baker Bros. Advisors LP (1)	23,468,163	17.14%
Entities affiliated with Bpifrance Participations SAS (2)	13,990,026	9.99%
Vivo Opportunities Fund Holdings, L.P. (3)	14,681,043	9.99%
Suvretta Capital Management, LLC (4)	15,176,304	9.99%
Entities affiliated with VR Advisor, LLC (5)	9,654,655	7.03%
Citadel Advisors LLC (6)	9,158,677	6.41%
Named Executive Officers, Directors and Director Nominees
Daniel Tassé (7)	1,361,693	*
Virginie Boucinha(8)	34,500	*
Pharis Mohideen (9)	441,533	*
Michel de Rosen (10)	39,407	*
Maïlys Ferrère	—	—
Michael J. Goller (11)	21,500
Daniele Guyot-Caparros	—	—
Timothy E. Morris (12)	18,837	*
Adora Ndu (13)	8,662	*
Julie O’Neill (14)	16,000	*
Ravi M. Rao (15)	6,837	*
Daniel B. Soland (16)	48,337	*
All current directors and current executive officers as a group (12 persons) (17)	1,997,306	1.44%

*	Represents beneficial ownership of less than 1% of our outstanding Ordinary Shares.
(1)

Based in part on information provided in the Schedule 13D/A filed by Baker Bros. Advisors LP on March 27, 2025 and other information provided to the Issuer. Consists of (a) 2,185,234 ordinary shares held by 667, L.P. (“667”) and (b) 21,282,929 ordinary shares held by Baker Brothers Life Sciences, L.P (“Baker Life Sciences”). In addition, (a) 667 has 3,683,008 shares issuable upon the exercise of immediately exercisable pre-funded warrants (b) Baker Life Sciences has 36,738,219 shares issuable upon the exercise of immediately exercisable pre-funded warrants (“Warrants”). The Warrants are subject to a blocker which prevents the holder from exercising the Warrants to the extent that, upon such exercise or conversion, the holder would beneficially own in excess of 9.99% of the Shares outstanding as a result of the exercise (the “Beneficial Ownership Limitation”), and the amounts and percentages in the table give effect to the Beneficial Ownership Limitation, reflecting no shares issuable upon exercise of the Warrants. As a result of their ownership interest in (i) Baker Biotech Capital, L.P. and (ii) 667, Julian C. Baker and Felix J. Baker each may be deemed to have an indirect pecuniary interest in Ordinary Shares or ADS, as applicable, directly held by 667, a limited partnership of which the sole general partner is Baker Biotech Capital, L.P., a limited partnership of which the sole general partner is Baker Biotech Capital (GP), LLC, due to their interest in 667 and Baker Biotech Capital, L.P.’s right to receive an allocation of a portion of the profits from 667. As a result of their ownership interest in (i) Baker Brothers Life Sciences Capital, L.P. and (ii) Baker Brothers Life Sciences, L.P, (“Life Sciences”, and together with 667, the “Funds”), Julian C. Baker and Felix J. Baker may be deemed to have an indirect pecuniary interest in Ordinary Shares or ADS, as applicable, directly held by Life Sciences, a limited partnership of which the sole general partner is Baker Brothers Life Sciences Capital, L.P., a limited partnership of which the sole general partner is Baker Brothers Life Sciences Capital (GP), LLC, due to their interest in Life Sciences and Baker Brothers Life Sciences Capital, L.P.’s right to receive an allocation of a portion of the profits from Life Sciences. Baker Bros. Advisors LP (the “Adviser”) serves as the investment adviser to the Funds. In connection with the services provided by the Adviser, the Adviser receives an asset-based management fee that does not confer any pecuniary interest in the securities held by the Funds. Baker Bros. Advisors (GP) LLC (the “Adviser GP”) is the Adviser’s sole general partner. Julian C. Baker and Felix J. Baker are managing members of the Adviser GP. The Adviser has complete and unlimited discretion and authority with respect to the investment and voting power of the securities held by the Funds. The general partners of the Funds relinquished to the Adviser all discretion and authority with respect to the investment and voting power of the securities held by the Funds. Julian C. Baker, Felix J. Baker, the Adviser GP and the Adviser disclaim beneficial ownership of the securities held directly by the Funds except to the extent of their pecuniary interest therein. Michael Goller, a full-time employee of the Adviser currently serves on DBV’s Board of directors as a representative of the Funds. The policy of the Funds and the Adviser does not permit full-time employees of the Adviser to receive compensation for serving as directors of any issuer, and the Funds are instead entitled to the pecuniary interest in the Baker Bros. Warrants. Michael Goller has no voting or dispositive power and no pecuniary interest in the Baker Bros. Other than through their control of the Adviser, Felix J. Baker and Julian C. Baker have neither voting nor dispositive power and have no direct pecuniary interest in the Baker Bros. Warrants held by Michael Goller. The Funds are instead entitled to the pecuniary interest in the Baker Bros. Warrants held by Michael Goller. The Adviser has voting and investment power over the Baker Bros. Warrants held by Michael Goller. The address for each of these entities is 860 Washington Street, 3rd Floor, New York, New York 10014.

(2)

Based in part, on information provided in Schedule 13D/A filed jointly by (i) Bpifrance Participations S.A., a société anonyme incorporated under the laws of the Republic of France (“BpiP”), (ii) Innobio FPCI, a fonds professionnel de capital investissement (“Innobio”), (iii) Bpifrance Investissement S.A.S., a French management company (société de gestion) (“BpiI”), (iv) the Caisse des Dépôts, a French special public entity (établissement spécial) (“CDC”), (v) EPIC Bpifrance, a French public institution of industrial and commercial nature (“EPIC”), and (vi) Bpifrance S.A. (“BPI”), a société anonyme incorporated under the laws of the Republic of France, on March 27, 2025. Consists of (i) 10,672,462 Ordinary Shares and (ii) Warrants to purchase 6,556,781 Ordinary Shares held by BpiP, and (i) 226,133 Ordinary Shares held by Innobio. The Warrants are subject to the Beneficial Ownership Limitation, and the amounts and percentages in the table give effect to the Beneficial Ownership Limitation, reflecting 3,091,431 shares issuable upon exercise of the Warrants. Neither BPI, BpiI, EPIC nor CDC holds any Ordinary Shares directly. BpiI may be deemed to be the beneficial owner of the 226,133 Ordinary Shares held by Innobio, through its management of Innobio. BPI may be deemed to be the beneficial owner of 10,898,595 Ordinary Shares and Warrants to purchase 6,556,781 Ordinary Shares, indirectly through its sole ownership of BpiP, which is the parent company of BpiI. EPIC and CDC may be deemed to be the beneficial owners of 10,898,595 Ordinary Shares and Warrants to purchase 6,556,781 Ordinary Shares, indirectly through their joint ownership and control of BPI. The principal address for CDC is 56, rue de Lille, 75007 Paris, France. The principal address for Bpifrance Participations, Innobio, Bpifrance Investissement, EPIC and Bpifrance is 27-31, avenue du Général Leclerc, 94710 Maisons-Alfort Cedex, France.

(3)

Based in part, on information provided in Schedule 13G filed jointly by Vivo Opportunity Fund Holdings, L.P, Vivo Opportunity, LLC, Vivo Opportunity Cayman Fund, L.P and Vivo Opportunity Cayman, LLC on April 8, 2025. Consists of (i) 4,672,520 Ordinary Shares, (ii) 8,176,910 Ordinary Shares issuable upon exercise of ABSA Warrants and (iii) 7,509,040 Ordinary Shares issuable upon exercise of Pre-Funded Warrants and the securities underlying the Pre-Funded Warrants. The ABSA Warrants and Pre-Funded Warrants are subject to the Beneficial Ownership Limitation, and the amounts and percentages in the table give effect to the Beneficial Ownership Limitation, reflecting 10,008,523 shares issuable upon exercise of the ABSA Warrants and Pre-Funded Warrants. The securities are held of record by Vivo Opportunity Fund Holdings, L.P. Vivo Opportunity, LLC is the general partner of Vivo Opportunity Fund Holdings, L.P. Vivo Opportunity Cayman, LLC may be deemed to beneficially own an aggregate of 2,614,293 Ordinary Shares, consisting of (i) 600,012 Ordinary Shares, (ii) 1,050,021 Ordinary Shares issuable upon exercise of ABSA Warrants and (iii) 964,260 Ordinary Shares issuable upon exercise of Pre-Funded Warrants and the securities underlying the Pre-Funded Warrants. The securities are held of record by Vivo Opportunity Cayman Fund, L.P. Vivo Opportunity Cayman, LLC is the general partner of Vivo Opportunity Cayman Fund, L.P. The principal address for Vivo Opportunity Fund Holdings, L.P is 192 Lytton Avenue, Palo Alto, CA 94301.

(4)

Based in part, on information provided in Schedule 13G filed by Averill Master Fund, Ltd., a Cayman Islands exempted company (“Averill Master Fund”), Suvretta Capital Management, LLC, a Delaware limited liability company (“Suvretta Capital”), and Aaron Cowen (“Mr. Cowen”). Consists of (i) 210,221 Ordinary Shares, (ii) 20,586,452 Ordinary Shares issuable upon the exercise of the first pre-funded warrants and (iii) 36,026,291 Ordinary Shares issuable upon the exercise of the second pre-funded warrants, which warrants are issuable upon the exercise of certain warrants. The Warrants are subject to the Beneficial Ownership Limitation, and the amounts and percentages in the table give effect to the Beneficial Ownership Limitation, reflecting 14,966,083 shares issuable upon exercise of the Warrants. Mr. Cowen is the control person and managing member of Suvretta Capital and may be deemed to control Averill Master Fund. Mr. Cowen disclaims beneficial ownership of all Ordinary Shares held by Averill Master Fund, other than, to the extent of any pecuniary interest therein. The address of the principal office of (i) Averill Master Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands, and (ii) each of Suvretta Capital and Mr. Cowen is c/o Suvretta Capital Management, LLC, 540 Madison Avenue, 7th Floor, New York, New York, 10022.

(5)

Based in part on information provided in the Schedule 13G/A filed on February 14, 2024, for the period ending December 31, 2023. Consists of (i) 951,439 shares and 36,283 shares issuable upon the exercise of immediately exercisable Warrants held by Venrock Healthcare Capital Partners II, L.P., (ii) 385,717 shares and 14,709 shares issuable upon the exercise of Warrants held by VHCP Co-Investment Holdings II, LLC, (iii) 2,093,431 shares and 79,833 shares issuable upon the exercise of Warrants held by Venrock Healthcare Capital Partners III, L.P., (iv) 209,422 shares and 7,986 shares issuable upon the exercise of Warrants held by VHCP Co-Investment Holdings III, LLC and (v) 5,659,991 shares and 215,844 shares issuable upon the exercise of Warrants held by Venrock Healthcare Capital Partners EG, L.P. The Warrants are subject to the Beneficial Ownership Limitation, and the amounts and percentages in the table give effect to the Beneficial Ownership Limitation, reflecting 354,655 shares issuable upon exercise of the Warrants.

(6)

Based in part, on information provided in Schedule 13G filed by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin. Citadel Advisors is the portfolio manager for CCIL. Consists of (i) 3,330,428 Ordinary Shares and (ii) 5,828,249 Shares issuable upon conversion of certain warrants held by affiliates of the reporting persons. The warrants are subject to the Beneficial Ownership Limitation. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address of each of CSGP, Citadel Securities and CALC4 is 830 Brickell Plaza, Miami, Florida 33131. The address of the other Reporting Persons is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.

(7)	Consists of 1,361,693 shares issuable upon the exercise of options that are exercisable within 60 days of April 15, 2025.

(8)	Consists of (a) 4,750 shares and (b) 29,750 shares issuable upon the exercise of options that are exercisable within 60 days of April 15, 2025.

(9)	Consists of (a) 25,833 shares and (b) 415,700 shares issuable upon the exercise of options that are exercisable within 60 days of April 15, 2025.

(10)	Consists of (a) 23,570 shares and (b) 15,837 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2025, subject to French law.

(11)

Consists of 21,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2025, subject to French law. Mr. Goller has neither voting nor dispositive power and has no direct pecuniary interest in these securities. He has entered into an agreement with Baker Bros. Advisors LP related to his beneficial ownership of our securities, as disclosed in a Schedule 13D/A filed by Baker Bros. Advisors LP, Baker Bros. Advisors (GP) LLC, Felix J. Baker and Julian C. Baker on October 11, 2019.

(12)	Consists of (a) 12,000 shares and (b) 6,837 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2025, subject to French law.

(13)	Consists of (a) 1,825 shares and (b) 6,837 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2025, subject to French law.

(14)	Consists of 16,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2025, subject to French law.

(15)	Consists of 6,837 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2025, subject to French law.

(16)	Consists of (a) 20,000 shares and (b) 28,337 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2025, subject to French law.

(17)

Consists of (a) 87,978 shares, (b) 1,807,143 shares issuable upon the exercise of options that are exercisable within 60 days of April 15, 2025, and (c) 102,185 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

We have adopted a related-party transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related-party transactions. Under French law, a related-party transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related parties are, were or will be participants, which are not (1) in the ordinary course of business, and (2) at arms’ length. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. For purposes of this policy, a related party is any executive officer, director (or nominee for director) or beneficial owner of more than ten percent (10%) of any class of our voting securities, including any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related-party transaction, including any transaction that was not a related-party transaction when originally consummated or any transaction that was not initially identified as a related- party transaction prior to consummation, our management must present information regarding the related-party transaction to our Board of Directors for review, consideration and approval. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related parties, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third-party or to or from employees generally.

Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related-party transactions and to effectuate the terms of the policy. In addition, under our Code of Business Conduct and Ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

Transactions concluded under “normal terms and conditions” are those agreed by the Company under the same terms and conditions as those that it habitually applies in its relationships with third parties, such that they do not allow the contracting party to obtain a benefit that a third party would not have obtained.

To determine whether these terms and conditions are “normal”, the terms and conditions under which the agreements concerned are habitually agreed by other companies in the same business sector are also taken into account.

The normalness of the terms and conditions are primarily assessed by reference to:

•	the economic data of the agreement: the price must correspond to a market price or a price generally applied by companies in the same business sector;

•	the notion of “balance of mutual benefits” which takes into consideration all the terms and conditions under which the transaction is concluded (payment deadline, guarantees, etc.);

•	in general, the legal terms and conditions of the agreement which must be balanced and standard for the type of transaction in question.

If our management believes that the agreement in question is an ordinary agreement entered into under normal terms and conditions, they will bring to the attention of the Audit Committee a report of their review including the essential terms of that agreement and their conclusions, for the latter to judge whether it is advisable to bring it to the immediate attention of the Board of Directors.

The assessment of the criteria is reexamined whenever a previously concluded agreement is amended, renewed, extended, or terminated.

In determining whether to approve, ratify or reject a related-party transaction, our Board of Directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests, as our Board of Directors determines in the good faith exercise of its discretion.

Certain Related-Party Transactions

Since January 1, 2023, we have engaged in the following transactions with our directors, executive officers and holders of more than ten percent (10%) of our outstanding voting securities and their affiliates, which we refer to as our related parties.

Participation in April 2025 PIPE Financing

In April 2025, we completed a $307 million PIPE financing from the sale of (i) in a share capital increase without preferential subscription rights reserved to categories of persons satisfying determined characteristics pursuant to the 24th resolution of the general meeting of shareholders of May 16, 2024 (the “2024 General Meeting”) for an amount of approximately €38 million, (a) 34,090,004 new shares at a par value of €0.10 (the “New Shares”), each with warrants of the Company attached (the “ABSA Warrants”, and together with the New Shares, the “ABSA”) at a subscription price of €1.1136 per ABSA and (b) up to 59,657,507 additional new shares, if all the ABSA Warrants attached to the New Shares are exercised (the “ABSA Warrant Shares”), and (ii) the issue through an offering reserved to categories of persons satisfying determined characteristics of 71,005,656 units (the “PFW-BS-PFW”) for an amount of circa €79 million at a subscription price of €1.1136 per PFW-BS-PFW (of which €1.1036 will have been prefunded on the issue date), each PFW-BS-PFW consisting of one pre-funded warrant to subscribe for one share of the Company (the “First PFW”) and one warrant (the “BS Warrants”) to subscribe to one pre-funded warrants (the “Second PFW”) allowing to issue up to 71,005,656 additional new shares if all the First PFWs are exercised (the “First PFW Shares”) and up to 124,259,898 additional new shares if all the Second PFWs are exercised (the “Second PFW Shares”, together with the ABSA Warrant Shares and the First PFW Shares, the “Warrant Shares”, and together with the New Shares, the “Offered Shares”).

The following table sets forth the aggregate number of Offered Shares that two of our holders of more than 5% of our outstanding voting securities and their affiliates purchased:

Related Party	First PFW	ABSA
Entities affiliated with Baker Bros. Advisors LP	27,304,896	0
Bpifrance Participations S.A.	0	3,746,732

Registration Rights

In March 2018, we entered into a registration rights agreement, or the Registration Rights Agreement, with entities affiliated with Baker Bros. Advisors LP, or Baker Brothers, pursuant to which Baker Brothers is entitled to rights with respect to the registration under the Securities Act of Ordinary Shares and ADSs, including Ordinary Shares or ADSs issuable upon the exercise or conversion of any other securities (whether equity, debt or otherwise) owned or subsequently acquired by Baker Brothers. These rights include demand registration rights and piggyback registration rights. All fees, costs and expenses of underwritten registrations will be borne by us and all selling expenses, including underwriting commissions, will be borne by Baker Brothers. Under the terms of the Registration Rights Agreement, we are required, upon the request of Baker Brothers, to file a registration statement covering, and use our reasonable best efforts to effect, the registration of the Ordinary Shares, including in the form of ADSs, requested to be registered for public resale. In addition, if we register our securities either for our own account or for the account of other security holders under certain circumstances more than six months following the completion of our March 2018 underwritten global offering, Baker Brothers is entitled to include its Ordinary Shares or ADSs in such registration. Subject to certain exceptions, we and the underwriters may limit the number of Ordinary Shares or ADSs included in an underwritten offering conducted pursuant to the terms of the Registration Rights Agreement if the underwriters believe that including such securities would adversely affect the offering. The registration rights granted under the Registration Rights Agreement will terminate ten years after the date of the Registration Rights Agreement.

In connection with the 2025 PIPE Financing, pursuant to a registration rights agreement, or the 2025 Registration Rights Agreement, with the investors, the Company anticipates filing a registration statement with the SEC registering the resale of up to 289,013,065 ordinary shares issued in the 2025 PIPE financing, including (i) up to 34,090,004 issued and outstanding ordinary shares, (ii) up to 59,657,507 ABSA Warrant Shares issuable upon the exercise of the ABSA Warrants, (iii) up to 71,005,656 First PFW Shares issuable upon the exercise of the First Pre-Funded Warrants and (iv) up to 124,259,898 Second PFW Shares. As a result, subject to certain beneficial ownership limitations contained in the pre-funded warrants, these shares would become freely tradable, without restriction, in the public market. In addition, the exercise of some or all of the pre-funded warrants would increase the number of our outstanding ordinary shares, which may dilute the ownership percentage or voting power of our shareholders.

Agreements with Our Directors and Executive Officers

Employment and Consulting Arrangements

Daniel Tassé. In November 2018, we entered into an executive agreement (as French “mandataire social”) with Mr. Daniel Tassé, our current Chief Executive Officer. He is entitled to an annual base salary. Mr. Tassé is also eligible to receive equity grants as our Board of Directors may determine and to participate in our bonus plan.

In December 2018, our Board of Directors fixed the performance criteria in the event of termination of Mr. Daniel Tassé’s duties as our Chief Executive Officer. He will benefit from a severance package if all the following objectives are achieved: (i) Viaskin Peanut is approved in a major market; (ii) an EPIT pipeline with three ongoing clinical trials is built; and (iii) six months cash runway is achieved, as defined by the last quarter of spend on the day of severance. Compliance with these performance conditions will be established by our Board of Directors prior to any payment.

In the event of termination “without cause” or for “good reason,” we will pay an amount equal to the sum of: (i) 18 months of Mr. Tassé’s base salary and (ii) the target bonus at a 100% achievement level.

In case of termination without “cause” or for “good reason” outside of a change of control, the severance benefits will get paid out over a 12-month period. In case of termination without “cause” or for “good reason” in connection with a change of control, those same amounts will be paid in a lump sum.

Virginie Boucinha. In November 2023, we entered into an employment agreement with Ms. Boucinha, our current Chief Financial Officer (the “Boucinha Employment Agreement”). Ms. Boucinha is entitled to an annual base salary. Ms. Boucinha is also eligible to receive equity grants as our board may determine and to participate in our bonus plan. On December 16, 2024, the Company entered into an agreement with Ms. Boucinha which amends the Boucinha Employment Agreement to provide certain enhanced severance benefits upon a Change in Control, as defined therein. This agreement terminates on December 04, 2025.

Dr. Pharis Mohideen. In July 2019, we entered into an employment agreement with Dr. Mohideen, our Chief Medical Officer. Dr. Mohideen is entitled to an annual base salary (the “Mohideen Employment Agreement”). Dr. Mohideen is also eligible to receive equity grants as our board may determine and to participate in our bonus plan. In the event of termination “without cause” or for “good reason,” we will pay an amount equal to the sum of 12 months of Dr. Mohideen’s base salary. In case of termination without “cause” or for “good reason” outside of a change of control, the severance benefits will get paid out over a 12-month period. In case of termination without “cause” or for “good reason” in connection with a change of control, Dr. Mohideen will be paid in an amount equal to the sum of: (i) 12 months of Dr. Mohideen’s base salary and (ii) the target bonus at a 100% achievement level. On December 16, 2024, we entered into an agreement with Dr. Mohideen which amends the Mohideen Employment Agreement to provide certain enhanced severance benefits upon a Change in Control, as defined therein.

Director and Executive Officer Compensation

See “Executive Compensation” for information regarding compensation of directors and executive officers.

Equity Awards

See “Executive Compensation” for further information regarding equity awards to directors and executive officers.

Bonus Plans

All our executive officers are entitled to a bonus ranging between 40% and 150% based on yearly objectives determined by our Board of Directors upon recommendation of our Compensation Committee.

Indemnification Agreements

We intend to enter into indemnification agreements with each of our directors and executive officers. See “Executive Compensation—Limitations on Liability and Indemnification Matters” above.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance — Director Independence and Independence Determinations.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following tables present fees for professional audit services rendered by KPMG S.A. and Deloitte & Associés for the audit of the Company’s annual financial statements for the years ended December 31, 2023, and December 31, 2024, as well as fees billed for other services rendered by KPMG S.A. and Deloitte & Associés during those periods.

The amounts relating to audit fees and services in 2024 have been converted from euros to U.S. dollars at a rate of €1.00 = $1.0824 which represents the average exchange rate for the year ended December 31, 2024, and those relating to audit fees and services in 2023 have been converted from euros to U.S. dollars at a rate of €1.00 = $1.0813, which represents the average exchange rate for the year ended December 31, 2023.

The following table presents aggregate fees billed to the Company for the years ended December 31, 2024, and December 31, 2023, by Deloitte & Associés:

	Fiscal Year Ended December 31,
(in thousands of dollars)	2024		2023
Audit Fees		$496	$523
Audit-related Fees		$226	$240
Tax Fees	$		$—
All Other Fees	$		$—
Total Fees		$722	$763

The following table presents aggregate fees billed to the Company for the years ended December 31, 2024 and December 31, 2023 by KPMG S.A.

	Fiscal Year Ended December 31,
(in thousands of dollars)	2024		2023
Audit Fees		$680	$441
Audit-related Fees		$182	$240
Tax Fees	$		$—
All Other Fees	$		$—
Total Fees		$862	$680

There were no “Tax Fees” or “All Other Fees” billed or paid during 2023 or 2024.

Pre-Approval Policies and Procedures

The Audit Committee has responsibility for appointing, setting compensation of and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has adopted a policy, approved by the Board of Directors on December 3, 2020, applicable since January 1, 2021 governing the pre-approval of all audit and permitted non-audit services performed by our independent registered public accounting firm to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence from us and our management. Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval from the Audit Committee, it requires specific pre-approval by the Audit Committee. The payment for any proposed services in excess of pre-approved cost levels requires specific pre-approval by the Audit Committee.

Pursuant to its pre-approval policy, the Audit Committee may delegate its authority to pre-approve services to the chairperson of the Audit Committee. The decisions of the chairperson to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to the management.

The Audit Committee has considered the non-audit services provided by KPMG S.A. and Deloitte & Associés as described above and believes that they are compatible with maintaining KPMG S.A.’s and Deloitte & Associés’s independence as our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements. The financial statements included in Part II, Item 8 of the 2024 10-K are filed as part of this Amendment.

2.

Financial Statement Schedules. All required schedules are omitted because they are not applicable or the required information is shown in the financial statements or the accompanying notes to the financial statements.

3.	Exhibits. The exhibits filed as part of this Amendment are listed in Item 15(b).

(b) Exhibits.

The following exhibits are filed as part of this Amendment:

Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date

3.1**	By-laws (status) of the registrant (English translation)	Form 10-K	001-36697	3.1	4/11/2025

4.1**	Form of Deposit Agreement	Form F-1/A	333-198870	4.1	10/15/2014

4.2**	Form of Amendment No. 1 to Deposit Agreement	Form F-6 POS	333-266202	(a)(ii)	05/17/2024

4.3**	Form of Amendment No. 2 to Deposit Agreement	Form F-6 POS	333-266202	(a)(i)	11/12/2024

4.4**	Form of American Depositary Receipt	Form F-1/A	333-198870	4.1	10/15/2014

4.5*	Description of Registered Securities

4.6**	Registration Rights Agreement, dated as of March 23, 2018, between the registrant, 667, L.P. and Baker Brothers Life Sciences, L.P.	Form 6-K	001-36697	4.1	03/23/2018

4.7**	Registration Rights Agreement, dated as of June 8, 2022, between the registrant and the Investors named therein.	Form 8-K	001-36697	10.2	06/13/2022

4.8**	Securities Purchase Agreement, dated as of June 8, 2022, between the registrant and the Subscribers named therein.	Form 8-K	001-36697	10.1	06/13/2022

10.1**	Office Lease between the registrant and GENERALI VIE, dated March 3, 2025 (English translation)	Form 20-F	001-36697	4.2	04/29/2015

10.2**	Office Lease between the registrant and SCI DANTON MALAKOFF, dated October 2, 2023 (English translation)	Form 10-K	001-36697	10.2	03/07/2024

10.3**	Lease Agreement between DBV Technologies Inc. and SIG 106 LLC, dated March 28, 2022	Form 10-K	001-36697	10.3	03/07/2024

10.4**	Assignment, Development and Co-Ownership Agreement among the registrant, L’Assistance Publique-Hopitaux de Paris and Université Paris Descartes, dated January 7, 2009 (English translation)	Form F-1	333-198870	10.2	09/22/2014

10.4**#	Development Collaboration and License Agreement between the registrant and NESTEC S.A., dated May 27, 2016	Form 20-F	001-36697	4.14	03/22/2017

10.5**#	Amendment to Development Collaboration and License Agreement between the registrant and NESTEC S.A., dated July 12, 2018	Form 20-F	001-36697	4.5	04/01/2019

10.6***	Letter Agreement Terminating Development Collaboration and License Agreement between registrant and Société des Produits Nestlé S.A. (f/k/a NESTEC S.A.), dated October 26, 2023	Form 10-K	001-36697	10.7	03/07/2024

10.7**†	Form of Indemnification Agreement between the registrant and each of its executive officers and directors	Form F-1/A	333-198870	10.3	10/15/2014

10.8**†	2013 and 2014 Share Option Plans (English translation)	Form F-1	333-198870	10.4	09/22/2014

10.9**†	2012, 2013 and 2014 Free Share Plans (English translation)	Form F-1	333-198870	10.5	09/22/2014

10.10**†	Summary of BSA	Form F-1	333-198870	10.6	09/22/2014

10.11**†	Summary of BSPCE	Form F-1	333-198870	10.7	09/22/2014

10.12**†	2015 Share Option Plan (English translation)	Form 20-F	001-36697	4.10	04/28/2016

10.13**†	2015 Free Share Plans (English translation)	Form 20-F	001-36697	4.11	04/28/2016

10.14**†	2016 Share Option Plan (English translation)	Form 20-F	001-36697	4.12	03/22/2017

10.15**†	2016 Free Share Plan (English translation)	Form 20-F	001-36697	4.13	03/22/2017

10.16**†	2017 Share Option Plan (English translation)	Form 20-F	001-36697	4.14	03/16/2018

10.17**†	2017 Free Share Plan (English translation)	Form 20-F	001-36697	4.15	03/16/2018

10.18**†	2018 Share Option Plan (English translation)	Form 20-F	001-36697	4.17	04/01/2019

10.19**†	2018 Free Share Plan (English translation)	Form 20-F	001-36697	4.18	04/01/2019

10.20**†	2019 Share Option Plan (English translation)	Form 20-F	001-36697	4.19	03/20/2020

10.21**†	2019 Free Share Plan (English translation)	Form 20-F	001-36697	4.20	03/20/2020

10.22**†	2020 Share Option Plan (English translation)	Form 10-K	001-36697	10.21	03/17/2021

10.23**†	2020 Free Share Plan (English translation)	Form 10-K	001-36697	10.22	03/17/2021

10.24**†	2021 Share Option Plan (English translation)	Form 10-K	001-36697	10.22	03/09/2022

10.25**†	2021 Free Share Plan (English translation)	Form 10-K	001-36697	10.23	03/09/2022

10.26**†	2022 Share Option Plan (English translation)	Form 10-K	001-36697	10.24	03/02/2023

10.27**†	2022 Free Share Plan (English translation)	Form 10-K	001-36697	10.25	03/02/2023

10.28**†	2023 Share Option Plan (English translation)	S-8	333-275662	99.1	11/20/2023

10.29**†	2023 Free Share Plan (English translation)	S-8	333-275662	99.2	11/20/2023

10.30**†	2024 Share Option Plan (English translation)	S-8	333-280657	99.1	07/02/2024

10.31**†	2024 Free Share Plan (English translation)	S-8	333-280657	99.2	07/02/2024

10.32**†	Executive Agreement, dated November 29, 2018, between the registration and Daniel Tassé	Form 10-K	001-36697	10.23	03/17/2021

10.33**†	First Amendment to the Executive Agreement of Daniel Tassé, dated June 27, 2019, between the registrant and Daniel Tassé	Form 10-K	001-36697	10.24	03/17/2021

10.34**†	Executive Agreement, dated July 22, 2019, between the registrant and Pharis Mohideen	Form 10-K	001-36697	10.25	03/17/2021

10.35**†	Letter Agreement, dated as of December 12, 2024, amending the Employment Agreement dated July 19, 2019, by and between registrant and Pharis Mohideen	Form 8-K	001-36697	10.1	12/16/2024

10.39**†	Letter Agreement, dated November 1, 2023, between the registrant and Virginie Boucinha (English translation)	Form 10-K	001-36697	10.37	03/07/2024

10.40**†	English Summary Translation of Letter Agreement dated as of December 16, 2024, amending the Employment Agreement dated November 6, 2023, by and between registrant and Virginie Boucinha	Form 8-K	001-36698	10.2	12/18/2024

19.1**	Securities Trading Policy	Form 10-K	001-36697	19.1	4/11/2025

21.1**†	List of subsidiaries of the registrant	Form 10-K	001-36697	21.1	03/07/2024

23.1**	Consent of Deloitte & Associés	Form 10-K	001-36697	23.1	4/11/2025

23.2**	Consent of KPMG S.A.	Form 10-K	001-36697	23.2	4/11/2025

24.1**	Power of Attorney (included on the signature page of this report).	Form 10-K	001-36697	24.1	4/11/2025

31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Form 10-K	001-36697	32.1	4/11/2025

97.1**	Incentive Compensation Recoupment Policy, approved	Form 10-K	001-36697	97.1	03/01/2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Previously filed.
***

Previously furnished and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

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

Date: April 28, 2025	DBV TECHNOLOGIES S.A.

	By:	/s/ Daniel Tassé
	Name:	Daniel Tassé
	Title:	Chief Executive Officer