Form 10-Q
period 2025-03-31
DBV Technologies S.A.
filed 2025-04-30
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
☐ Yes ☒ No
As of April 30, 2025, the registrant had 136,948,872 ordinary shares, nominal value €0.10 per share, outstanding including treasury shares.

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
•expectations regarding initiation of the confirmatory effectiveness study for Viaskin Peanut patch in 1 - 3 years-old;
•plans and expectations with respect to COMFORT Toddlers;
•anticipated support for the BLA re-submission for Viaskin Peanut patch to FDA;
•the timing and anticipated results of interactions with regulatory agencies;
•the design, initiation, timing, progress and results of our pre-clinical studies and clinical trials, and our research and development programs;
•the sufficiency of existing capital resources;
•the likelihood that warrants may be exercised following the disclosure of VITESSE topline results, should the results be positive;
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
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on April 11, 2025. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in thousands, except share and per share data)

	Note	March 31, 2025	December 31, 2024
Assets
Current assets :
Cash and cash equivalents	3	$12,962	32,456
Other current assets	4	16,186	11,932
Total current assets		29,148	44,388
Property, plant, and equipment, net		10,813	11,306
Right-of-use assets related to operating leases	5	5,613	5,502
Intangible assets		29	40
Other non-current assets		4,960	4,423
Total non-current assets		21,414	21,271
Total Assets		$50,562	65,658
Liabilities and shareholders' equity
Current liabilities:
Trade payables	6	$34,146	22,032
Short-term operating leases	5	709	654
Current contingencies	9	82	122
Other current liabilities	6	5,447	8,328
Total current liabilities		40,384	31,136
Long-term operating leases	5	6,525	6,297
Non-current contingencies	9	780	838
Total non-current liabilities		7,305	7,135
Total Liabilities		$47,688	38,271
Shareholders’ equity :
Ordinary shares, €0.10 par value; 102,858,868 and 102,847,501 shares authorized, and issued as at March 31, 2025 and December 31, 2024, respectively		$11,652	11,651
Additional paid-in capital		317,313	315,613
Treasury stock, 230,513 and 266,868 ordinary shares as of March 31, 2025 and December 31, 2024, respectively, at cost		(1,263)	(1,309)
Accumulated deficit		(313,454)	(286,375)
Accumulated other comprehensive income		1,036	905
Accumulated currency translation effect		(12,411)	(13,097)
Total Shareholders’ equity	7	$2,873	27,387
Total Liabilities and Shareholder's equity		$50,562	65,658
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except share and per share data)

	Note	Three Months Ended March 31,
		2025	2024
Operating income	10	$753	1,407
Operating expenses	11
Research and development expenses		(21,483)	(21,403)
Sales and marketing expenses		(262)	(758)
General and administrative expenses		(5,626)	(7,804)
Total Operating expenses		(27,370)	(29,964)
Loss from operations		(26,618)	(28,558)
Financial income (expense)		(461)	1,261
Loss before taxes		(27,079)	(27,297)
Income tax		—	(48)
Net loss		$(27,079)	(27,345)
Foreign currency translation differences, net of taxes		686	(3,026)
Actuarial gains / (losses) on employee benefits, net of taxes		132	(59)
Comprehensive loss		$(26,261)	(30,429)
Basic/diluted Net loss per share attributable to shareholders	14	$(0.26)	(0.28)
Weighted average shares outstanding used in computing per share amounts:		102,617,429	96,176,057
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Notes	Three Months Ended March 31,
		2025	2024
Net loss for the period		$(27,079)	(27,345)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation, amortization and accrued contingencies		952	53
Expenses related to share-based payments	8	1,702	1,958
Inventory write-downs		4,286	1,289
Other elements		465	(8)
Changes in operating assets and liabilities:
Decrease (increase) in inventories and work in progress		(4,286)	(1,289)
Decrease (increase) in other current assets		(3,662)	(835)
(Decrease) increase in trade payables		10,943	(4,805)
(Decrease) increase in other current and non-current liabilities		(3,104)	(3,765)
Change in operating lease liabilities and right of use assets		115	56
Net cash flow (used in) operating activities		(19,668)	(34,692)
Cash flows (used in) investing activities :
Change in property, plant, and equipment		(10)	(1,335)
Change in non-current financial assets		(366)	(797)
Net cash flows (used in) investing activities		(375)	(2,132)
Cash flows (used) / provided by financing activities :
Treasury shares		45	(62)
Net cash flows (used) / provided by financing activities		45	(62)
Effect of exchange rate changes on cash and cash equivalents		504	(2,957)
Net (decrease) / increase in cash and cash equivalents	3	(19,494)	(39,842)
Net Cash and cash equivalents at the beginning of the period		32,456	141,367
Net cash and cash equivalents at the end of the period		$12,962	101,525
The Company now presents inventory write-downs separately from the “Decrease (Increase) in inventories and work in progress” line item. Comparative information has been updated accordingly to ensure consistency.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2024	96,431,770	10,972	377,468	(1,263)	(238,862)	742	(8,871)	140,187
Net (loss)	—	—	—	—	(27,345)	—	—	(27,345)
Other comprehensive income (loss)	—	—	—	—	—	(59)	(3,026)	(3,084)
Issuance of ordinary shares	2,599	—	—	—	—	—	—	—
Treasury shares	—	—	—	(62)	—	—	—	(62)
Share-based payments	—	—	1,958	—	—	—	—	1,958
Balance at March 31, 2024	96,434,369	10,972	379,426	(1,325)	(266,207)	683	(11,897)	111,654

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2025	102,847,501	11,651	315,613	(1,309)	(286,375)	905	(13,097)	27,387
Net (loss)	—	—	—	—	(27,079)	—	—	(27,079)
Other comprehensive income (loss)	—	—	—	—	—	132	686	817
Issuance of ordinary shares	11,367	1	(1)	—	—	—	—	—
Treasury shares	—	—	—	46	—	—	—	46
Share-based payments	—	—	1,702	—	—	—	—	1,702
Balance at March 31, 2025	102,858,868	11,652	317,313	(1,263)	(313,454)	1,036	(12,411)	2,873

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
The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2025 (the “ Annual Report”). The condensed consolidated statement of financial position as of December 31, 2024 was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The Company’s critical accounting policies are detailed in the Annual Report. The Company’s critical accounting policies have not changed materially since December 31, 2024.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. However, these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the results of the interim period. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2025, or any other future period.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements requires the use of estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of income and expenses during the period. The Company bases its estimates and assumptions on historical experience and other factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The actual results may differ from these estimates.
On an on-going basis, management evaluates its estimates, primarily those related to: (1) research tax credits, (2) assumptions used in the valuation of right of use assets—operating lease, (3) impairment of right-of-use assets related to leases and property, plant and equipment, (4) recoverability of the Company’s net deferred tax assets and related valuation allowance, (5) assumptions used in the valuation model to determine the fair value and vesting conditions of share-based compensation plan, 6) estimate of contingencies and provisions, and (7) estimate of employee benefits obligations.
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
On April 7, 2025, the Company received gross proceeds of $125.5 million (€116.3 million) from the issuance of the ABSA and PFW-BS-PFW, as described in Note 15. With the receipt of the aforementioned proceeds, and based on its current operations, plans, and assumptions examined by the Board of Directors (“Board”) on March 23, 2025, the Company estimates that its cash and cash equivalents are sufficient to fund its operations into June 2026.
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

Accounting Pronouncements issued not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes Topic 740 — Improvements to Income Tax Disclosures which enhances the transparency and usefulness of income tax disclosures. This amendment requires disclosure of disaggregated information about the Company’s effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. For SEC filers, this ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income Topic 220 — Expense Disaggregation Disclosures. The guidance requires disclosure of additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. For SEC filers, this ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of this ASU 2024-03 will have on its consolidated financial statements and related disclosures.
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
In March 2021, the Company commenced CHAMP (Comparison of adHesion Among Modified Patches), a Phase 1 trial in healthy adult volunteers. . In May 2021, the Company submitted a proposed protocol to the FDA for STAMP (Safety, Tolerability, and Adhesion of Modified Patches)a 6-month safety and adhesion study which was to be conducted concurrently with DBV’s allergen uptake comparison studies (i.e., ‘EQUAL in Adults’, EQUAL). On October 14, 2021, in an Advice/Information Request letter, the FDA requested the Company conduct a stepwise, or sequential, approach to the modified Viaskin patch development program by conducting EQUAL first and submitting the data for FDA review and feedback prior to starting the STAMP study.
In December 2021, the Company decided not to pursue the sequential approach requested by the FDA and instead announced its plan to initiate a pivotal Phase 3 placebo-controlled efficacy trial for a modified Viaskin Peanut patch (mVP) in children in the intended patient population. Following written exchanges with the FDA, the FDA confirmed it was aligned with the Company’s strategy.
On September 7, 2022, the Company announced the initiation of VITESSE, a Phase 3 pivotal study of the mVP in children ages 4-7 years with peanut allergy. On September 21, 2022, the Company announced it received from FDA a partial clinical hold letter related to certain design elements of VITESSE.
On December 23, 2022, the Company announced that the FDA lifted the partial clinical hold The Company announced on September 23, 2024, that subject screening was completed in the third quarter of 2024. Topline results are anticipated in the fourth quarter of 2025.
In June 2022, the Company announced positive topline results from Part B of EPITOPE.
On April 19, 2023, the Company outlined the regulatory pathway for Viaskin Peanut in children 1 – 3 years old after the FDA confirmed in written responses to the Company’s Pre-BLA meeting request that the Company’s EPITOPE phase 3 study met the pre-specified criteria for success for the primary endpoint and did not request an additional efficacy study in this age group. The FDA required additional safety data to augment the safety data collected from EPITOPE in support of a BLA.
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
On October 22, 2024, the Company announced positive regulatory updates for the Viaskin Peanut patch in the United States and Europe. DBV had agreed to guidance provided by the FDA on a potential pathway under the Accelerated Approval Program for the Viaskin Peanut patch in toddlers ages 1 – 3 years-old. FDA confirmed that the Company has met Accelerated Approval qualifying criterion 1 and 2. Regarding criterion 3, FDA has provided guidance and suggestion regarding the intermediate clinical endpoint, which the Company agreed to in informal discussions with the FDA. The Company formalized the Accelerated Approval guidance provided by FDA via submission of a meeting request and confirmed the general elements of the two study components: the COMFORT Toddlers safety study, to be completed before BLA submission, and the confirmatory effectiveness study, including the third Accelerated Approval criterion regarding the intermediate clinical endpoint. The Company expects that the confirmatory study will be initiated by the time of BLA submission and would run in parallel to commercialization in the United States, if Viaskin Peanut is approved.
The Company announced further that it has aligned with FDA on a wear time collection methodology in COMFORT Toddlers intended to generate sufficient data to support a BLA submission. DBV has initiated study start-up activities and plans to screen the first subject in the second quarter of 2025. The company anticipates enrolling approximately 300 – 350 subjects on active treatment into the safety study, which would bring the total Viaskin Peanut patch safety database in toddlers to approximately 600 subjects, consistent with prior FDA guidance. With this path forward, the BLA submission for Viaskin Peanut patch in 1 – 3 years-old under the Accelerated Approval program is anticipated to be supported by:
i. Positive efficacy and safety data from DBV’s previously completed EPITOPE Phase 3 Study; and
ii. Additional safety data generated in COMFORT Toddlers supplemental safety study to be initiated in the second quarter of 2025.

On December 11, 2024, the Company announced that it reached alignment with FDA on the Accelerated Approval pathway for Viaskin Peanut patch in toddlers 1 – 3 years-old and on key study design elements for the COMFORT Toddlers study, including study size and wear time collection methodology and analysis. The Company announced further that FDA confirmed criteria for a post-marketing confirmatory study in toddlers 1-3 years-old and that the Company and FDA agreed that the confirmatory study will assess the effectiveness of the intended commercial Viaskin Peanut patch, will include a double-blind, placebo-controlled food challenge (DBPCFC), will use the same statistical criteria for success (i.e., lower bound of the 95% CI > 15%) as used in the EPITOPE, and will need to be initiated at the time that the BLA is submitted.
The Company submitted the protocol for its COMFORT Children supplemental safety study in ages 4-through-7-years-old to the FDA on November 29, 2023. On March 24, 2025, the Company announced that in a Written Responses Only to the Company’s Type D IND meeting request the FDA agreed with the Company’s proposal that the safety exposure data from the VITESSE Phase 3 study for Viaskin peanut patch in 4-7-year-olds will be sufficient to support a BLA filing in this age group. As a result, the COMFORT Children supplemental safety study will no longer be required and the Company will not conduct the study. The Company will utilize the safety data from the VITESSE participants randomized to active treatment as well as placebo-crossover participants in the VITESSE Open Label Extension (OLE). Accordingly, the Company plans to submit a BLA in the first half of 2026 and anticipates potentially accelerating the product launch by approximately one year, subject to FDA approval.
Viaskin Peanut —European Union Regulatory History and Current Status
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
On August 2, 2021, we announced we had received from the EMA the Day 180 list of outstanding issues, which is an established part of the prescribed EMA review process. The EMA identified one Major Objection remained at Day 180n questioning the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study.
On December 17, 2021, we announced we had withdrawn the MAA for Viaskin Peanut, submitted under the name “Abylqis”, and formally notified the EMA of our decision.
On October 22, 2024, the Company announced it received scientific advice from EMA on an indication for ages 1 – 7 years-old in Europe regarding the components of a MAA for the Viaskin Peanut patch. Previous advice obtained from two local country regulatory health authorities indicated a potential path for a 1 – 7 year-old registration with one patch, the modified patch. The EMA recently confirmed through scientific advice that the completed EPITOPE study in 1 – 3 years-old, and a positive VITESSE study in 4 – 7 years-old, could constitute an MAA submission for a 1 – 7 years-old indication for peanut allergy patients using the modified patch, along with a new safety study in toddlers ages 1 – 3 years-old with the modified patch. Timing for the initiation of this new safety study to satisfy the important EU market is currently being planned.
The Company intends to resubmit the MAA when that data set is available.
Viaskin Peanut for Children Ages 1 – 3
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
In June 2022, the Company announced positive topline results from Part B of EPITOPE.
On April 19, 2023, the Company outlined the regulatory pathway for Viaskin Peanut in children 1 – 3 years old after the FDA confirmed in written responses to the Company’s Pre-BLA meeting request that the Company’s EPITOPE phase 3 study met the pre-specified criteria for success for the primary endpoint and did not request any additional efficacy study in this age group. The FDA requires additional safety data to augment the safety data collected from EPITOPE in support of a BLA. This new safety study will also generate patch adhesion data and will include updated instructions for use.
On May 10, 2023, the New England Journal of Medicine (“NEJM”) published results from the EPITOPE phase 3 clinical study that demonstrated EPIT with Viaskin Peanut was statistically superior to placebo in desensitizing children to peanut exposure by increasing the peanut dose that triggers allergic symptoms. As stated in an accompanying editorial piece, these data are seen as “very good news” for toddlers with peanut allergy.
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

On October 22, 2024, the Company announced positive regulatory updates for the Viaskin Peanut patch in the United States and Europe. DBV agreed to guidance provided by the FDA on a potential pathway under the Accelerated Approval Program for the Viaskin Peanut patch in toddlers ages 1 – 3 years-old.
FDA confirmed that the Company has met Accelerated Approval qualifying criteria 1 and 2. Regarding criterion 3, FDA has provided guidance and suggestion regarding the intermediate clinical endpoint, which the Company has agreed to in informal discussions with the FDA. The Company formalized the Accelerated Approval guidance provided by FDA via submission of a meeting request and confirmed the general elements of the two study components: the COMFORT Toddlers safety study, to be completed before BLA submission, and the confirmatory effectiveness study, including the third Accelerated Approval criterion regarding the intermediate clinical endpoint. The Company expects that the confirmatory study will be initiated by the time of BLA submission and would run in parallel to commercialization in the United States, if Viaskin Peanut is approved.

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
On December 11, 2024, the Company announced that it reached alignment with FDA on the Accelerated Approval pathway for Viaskin Peanut patch in toddlers 1-3 years-old and on key study design elements for the COMFORT Toddlers study, including study size and wear time collection methodology and analysis. The Company announced further that FDA confirmed criteria for a post-marketing confirmatory study in toddlers 1-3 years-old and that the Company and FDA agreed that the confirmatory study will assess the effectiveness of the intended commercial Viaskin Peanut patch, will include a double-blind, placebo-controlled food challenge (DBPCFC), will use the same statistical criteria for success (i.e., lower bound of the 95% CI > 15%) as used in the EPITOPE, and will need to be initiated at the time that the BLA is submitted.
Viaskin Peanut for Children Ages 4 – 7
On September 7, 2022, the Company announced the initiation of VITESSE, a Phase 3 pivotal study of the mVP in children ages 4-7 years with peanut allergy. The Company defined initiation as the submission of the trial protocol to selected study sites for subsequent Institutional Review Board (IRB)/Ethics Committee (EC) approval.
On September 21, 2022, the Company announced it received from the FDA a partial clinical hold letter related to certain design elements of VITESSE. The Company announced on December 23, 2022 that the FDA lifted the partial clinical hold.The Company announced on September 23, 2024 that subject screening was completed in the third quarter of 2024. Topline results are anticipated in the fourth quarter of 2025.

In July 2023, the Company received Type C Meeting Written Responses from the FDA regarding key study design elements for COMFORT Children. Subsequently, in October 2023, the Company received feedback from the FDA addressing the remaining protocol design elements for COMFORT Children.
The Company submitted the protocol for its COMFORT Children supplemental safety study in 4--7-years-old to the FDA on November 29, 2023.On March 24, 2025, the Company announced that in a Written Responses Only to the Company’s Type D IND meeting request the FDA agreed with the Company’s proposal that the safety exposure data from the VITESSE Phase 3 study for Viaskin peanut patch in 4 – 7-year-olds will be sufficient to support a BLA filing in this age group. As a result, the COMFORT Children supplemental safety study will no longer be required and the Company will not conduct the study. The Company will utilize the safety data from the VITESSE participants randomized to active treatment as well as placebo-crossover participants in the VITESSE Open Label Extension (OLE). Accordingly, the Company plans to submit a BLA in the first half of 2026 and anticipates potentially accelerating the product launch by approximately one year, subject to FDA approval.
Financing
On March 27, 2025, the Company announced a financing of up to $306.9 million (€284.5 million), to advance the Viaskin Peanut Patch through BLA submission and U.S. commercial launch, if approved. The financing includes gross proceeds of $125.5 million (€116.3 million) received on April 7, 2025, and up to $181.4 million (€168.2 million) in potential additional gross proceeds that may be received if all the warrants are exercised, subject to satisfaction of specified conditions. The VITESSE Phase 3 study hitting its primary endpoint will trigger an acceleration of the exercise period of some of the warrants. The ABSA Warrants (defined below) will be exercisable from their respective date of issue until the earlier of (i) April 7, 2027 and (ii) 30 days following the publication by the Company of a press release announcing that the ongoing VITESSE trial of Viaskin Peanut in children 4-7 years old met the primary endpoint defined in the VITESSE study protocol, it being specified that (i) the primary measure of treatment effect will be the difference in response rates at Month 12 between active and placebo treatment groups, (ii) the primary analysis will be based on a 2-sided confidence interval (“CI”) for the difference in response rates, and (iii) the primary analysis must be positive according to the success criterion (lower bound of the 2-sided 95% CI of the difference in response rates ≥ 15%) (the “ABSA Warrant Exercise Period”). The exercise of one (1) ABSA Warrant will give the holder the right to subscribe to one point seventy-five (1.75) ABSA Warrant Shares at a price of €1.5939 per ABSA Warrant.
The financing resulted in an immediate dilution of 22.4% and a maximal dilution of up to 73.7% of existing shareholders (on a non-diluted basis) if all the warrants in the Offering are exercised in full.
The financing consists of:
•a share capital increase without preferential subscription rights reserved to categories of persons satisfying determined characteristics pursuant to the 24th resolution of the general meeting of shareholders of May 16, 2024 (the "2024 General Meeting") completed on April 7, 2025 for an amount of €38 million, consisting of the issuance of (i) 34,090,004 new shares at a par value of €0.10 (the "New Shares") each with warrants of the Company attached (the "ABSA Warrants", and together with the New Shares, the "ABSA") at a subscription price of €1.1136 per ABSA and (ii) up to 59,657,507 additional new shares, if all the ABSA Warrants attached to the New Shares are exercised (the "ABSA Warrant Shares"); and
•the issue through an offering reserved to categories of persons satisfying determined characteristics of 71,005,656 units (the “PFW-BS-PFW”) completed on April 7, 2025 for an amount of €79 million at a subscription price of €1.1136 per PFW-BS-PFW (of which €1.1036 will have been prefunded on the issue date), each PFW-BS-PFW consisting of one pre-funded warrant to subscribe for one share of the Company (the "First Pre-Funded Warrants") and one warrant (the "BS Warrants") to subscribe to one second pre-funded warrants (the "Second Pre-Funded Warrants"), each of which entitles the holder to subscribe for 1.75 shares of the Company (the "Second PFW Shares"), allowing to issue up to 71,005,656 additional new shares if all the First Pre-Funded Warrants are exercised (the "First PFW Shares") and up to 124,259,898 additional new shares if all the Second Pre-Funded Warrants are exercised (the "Second PFW Shares", together with the ABSA Warrant Shares and the First Pre-Funded Warrant Shares, the "Warrant Shares", and together with the New Shares, the "Offered Shares"),
(together, the "Offering").
The net proceeds from the issue of the ABSA and the PFW-BS-PFW, together with existing cash and cash equivalents, will be mainly used by the Company in the following order of priority (i) for working capital and general corporate purposes, (ii) to finance the continued development of the Viaskin Peanut program, (iii) to finance the preparation and submission of a potential BLA and, (iv) to finance the readiness of a launch of Viaskin Peanut in the U.S., if approved.
The ordinary shares, including the ordinary shares issuable upon exercise of the warrants from the Offering, have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the ordinary shares, including the ordinary shares underlying the warrants issued as part of the Offering.
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
Note 3: Cash and Cash Equivalents
The following tables summarize the cash and cash equivalents as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Cash	12,962	32,456
Cash equivalents	—	—
Total cash and cash equivalents as reported in the statements of financial position	12,962	32,456

Note 4: Other Current Assets
Other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Research tax credit	4,917	3,980
Other tax claims	6,015	4,452
Prepaid expenses	3,875	1,541
Other receivables	1,380	1,959
Total	16,186	11,932
Research tax credit
The variance in Research Tax Credit is presented as follows:

Amount in thousands of US dollars
Opening research tax credit receivable as of January 1, 2025	3,980
+ Operating revenue	753
- Adjustment and currency translation effect	184
Closing research tax credit receivable as of March 31, 2025	4,917
Of which - Non-current portion	—
Of which - Current portion	4,917
Before currency translation effect, the balance in research tax credit as of March 31, 2025, consisted of $4.0 million research tax credit for the previous fiscal year filed with the tax authorities. The estimated research tax credit for the first three months of the 2025 fiscal year amounts to $0.8 million.

The other tax claims are primarily related to the VAT as well as the reimbursement of VAT that has been requested. Prepaid expenses are comprised primarily of insurance expenses, as well as legal and scientific consulting fees.

Note 5: Lease contracts
Future minimum lease payments under the Company’s operating leases’ right of use as of March 31, 2025 and December 31, 2024, are as follows:

	March 31, 2025			December 31, 2024
	Real Estate	Other assets	Total	Real Estate	Other assets	Total
Current portion	1,015	76	1,091	810	26	836
Year 2	1,259	56	1,315	1,222	7	1,228
Year 3	1,267	7	1,274	1,230	7	1,237
Thereafter	4,990	7	4,997	5,127	9	5,136
Total minimum lease payments	8,531	146	8,677	8,388	49	8,437
Less: Effects of discounting	(1,430)	(13)	(1,443)	(1,463)	(23)	(1,486)
Present value of lease liabilities	7,101	133	7,234	6,925	26	6,951
Less: current portion	(643)	(66)	(709)	(648)	(6)	(654)
Long-term lease liabities	6,459	66	6,525	6,278	20	6,297
Weighted average remaining lease term (years)	7.34	0.04		7.49	0.02
Weighted average discount rate	5.06%	0.09%		5.02%	0.02%
The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	March 31,
	2025	2024
Operating lease expense / (income)	288	586
Net termination impact		49
Net restructuring impact	(1)	(7)
Supplemental cash flow information related to operating leases is as follows for the period March 31, 2025 and 2024:

	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	96	501

Note 6: Trade Payables and Other Liabilities
6.1 Trade Payables
Trade payables increased by $12.1 million as of March 31, 2025, compared to December 31, 2024.
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each fiscal period presented.
6.2 Other Liabilities
The following tables summarize the other liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Other current liabilities	Other non-current liabilities	Total	Other current liabilities	Other non-current liabilities	Total
Employee related liabilities	4,844	—	4,844	7,294	—	7,294
Tax liabilities	332	—	332	188	—	188
Other debts	272	—	272	846	—	846
Total	5,447	—	5,447	8,328	—	8,328
The Employee related liabilities include short-term debt to employees including social welfare, tax agency obligations and bonus provision. The variance versus year end is due to bonus accruals.
Note 7: Shareholders’ equity
The share capital as of March 31, 2025 is set at the sum of €10,285,887 ($11,652 thousand converted at historical rates). It is divided into102,858,868 fully authorized, subscribed and paid-up ordinary shares with a par value of €0.10.

Note 8: Share-Based Payments
The Board of Directors has been authorized at the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options plan (“SO”), and non-employee warrants (Bons de Souscription d’Actions or “BSA”).
During the three months ended March 31, 2025, the Company granted neither stock options nor restricted stock units to employees.
There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 12 to the consolidated financial statements included in the Annual Report.
Change in Number of BSA/SO/RSU:

	Number of outstanding
	BSA	SO	RSUs
Balance as of December 31, 2024	244,693	10,444,803	2,813,366
Granted during the period	—	—	—
Forfeited during the period	—	(3,725)	(36,350)
Exercised/released during the period	—	—	(20,467)
Expired during the period	—	—	—
Balance as of March 31, 2025	244,693	10,441,078	2,756,549
Share-based payments expense reflected in the condensed consolidated statements of operations is as follows:

		Three Months Ended March 31,
		2025	2024
Research & development	SO	(382)	(513)
	RSU	(199)	(256)
Sales & marketing	SO	(12)	(23)
	RSU	(6)	(9)
General & administrative	SO	(997)	(1,030)
	RSU	(105)	(126)
Total share-based compensation (expense)		(1,701)	(1,958)
Note 9: Contingencies
The following tables summarize the contingencies as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Current contingencies	82	122
Non-current contingencies	780	838
Total contingencies	861	961

The changes in contingencies are as follows:

	Pension retirement obligations	Other contingencies	Total
At January 1, 2025	838	122	961
Increases in liabilities	34	21	55
Used liabilities	—	(63)	(63)
Reversals of unused liabilities	—	—	—
Net interest related to employee benefits, and unwinding of discount	—	—	—
Actuarial gains and losses on defined-benefit plans	(132)	—	(132)
Currency translation effect	39	1	41
At March 31, 2025	780	82	861
Of which current	—	82	82
Of which non-current	780	—	780
The Company does not hold any plan assets related to long-term employee benefit for any of the periods presented. There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 13 to the consolidated financial statements included in the Annual Report.
Note 10: Operating income
The following table summarizes the operating income during the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Research tax credit	753	1,407
Other operating income	—	—
Total	753	1,407
The decrease in Research tax credit was primarily due to the fact that a greater proportion of studies activities were carried out in North America and were therefore not eligible to the French Research tax credit.
Note 11: Operating Expenses
The Company had an average of 106 employees during the three months ended March 31, 2025, in comparison with an average of 105 employees during the three months ended March 31, 2024. The increase is mainly due to hiring to support development activities and quality activities.
The following table summarizes the allocation of personnel expenses by function during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Research and Development expenses	4,630	5,048
Sales & Marketing expenses	155	334
General & Administrative expenses	2,996	3,236
Total personnel expenses	7,782	8,618
The following table summarizes the allocation of personnel expenses by nature during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Wages and salaries	4,677	5,144
Social security contributions	1,370	1,207
Expenses for pension commitments	34	309
Share-based payments	1,702	1,958
Total	7,782	8,618
The decrease in personnel expenses is primarily due to lower bonuses paid in 2025 compared to last year.
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
Note 14: Loss Per Share
Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the three-month periods ended March 31, 2025 and 2024, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive as a result of the Company’s net loss.
The following is a summary of the ordinary share equivalents that were excluded from the calculation of diluted net loss per share for each of the three months period ended March 31, 2025 and 2024 indicated in number of potential shares:

	Three Months Ended March 31,
	2025	2024
Non-employee warrants	244,693	244,693
Stock options	10,492,903	7,388,016
Restricted stock units	3,087,872	2,064,035
Prefunded warrants	22,266,331	28,276,331
Note 15: Events after the Close of the Period

On March 27, 2025, the company announced a financing of up to $306.9 million (€284.5 million), to advance Viaskin® Peanut Patch through biologics license application submission and U.S. commercial launch, if approved. The financing includes gross proceeds of $125.5 million (€116.3 million) received on April 7, 2025 and up to $181.4 million (€168.2 million) in potential additional gross proceeds that may be received if all the warrants are exercised, subject to satisfaction of specified conditions.

On April 15, 2025, the Company received the 2024 Research Tax Credit (Crédit d’Impôt Recherche) in the amount of $4.0M in cash.
Note 16: Reportable segment disclosure

	Three Months Ended March 31,
	2025	2024
Clinical studies	6,802	8,173
BLA & Regulatory	1,385	1,480
Medical Affairs & Other Medical	1,958	2,664
Research & Innovation	744	190
Manufacturing & Supply and Quality	10,594	8,896
Sales & Marketing	262	758
General & Administrative	5,626	7,804
Total expenses	27,371	29,965
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Report and with our audited financial statements and related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on April 11, 2025, or the Annual Report. This discussion and other parts of this Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause such differences are discussed in the section of this Report titled “Special Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in the Annual Report.
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
Currently, we have an ongoing Phase 3 efficacy and safety trial (VITESSE) to evaluate the modified Viaskin Peanut patch in children ages four through seven with peanut allergy. On March 7, 2023, the Company announced that the first subject was screened in the VITESSE study. The Company announced on September 23, 2024 that subject screening was completed in the third quarter of 2024. Topline results are anticipated in the fourth quarter of 2025. On March 24, 2025, the Company announced that in a Written Responses Only to the Company’s Type D IND meeting request the FDA agreed with the Company’s proposal that the safety exposure data from the VITESSE Phase 3 study for Viaskin peanut patch in 4 – 7-year-olds will be sufficient to support a BLA filing in this age group. As a result, the COMFORT Children supplemental safety study will no longer be required and the Company will not conduct the study. The Company will utilize the safety data from the VITESSE subjects randomized to active treatment as well as placebo-crossover subjects in the VITESSE Open Label Extension (OLE). Accordingly, the Company plans to submit a BLA in the first half of 2026 and anticipates potentially accelerating the product launch by approximately one year, subject to FDA approval.

We also have an ongoing Phase 3 open-label extension to the EPITOPE trial (our completed Phase 3 efficacy and safety trial conducted in peanut-allergic toddlers which met its clinical endpoints), with 3-year results for active-treatment subjects in 2024, as well as a planned Phase 3 supplementary safety study, in peanut-allergic toddlers ages one through three. The Company submitted the protocol for its COMFORT Toddlers supplemental safety study in 1 – 3 years-old to the FDA on November 9, 2023. The Company received comments and queries to the protocol from the FDA on March 11, 2024.

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
On October 22, 2024, the Company announced positive regulatory updates for the Viaskin Peanut patch in the United States and Europe. DBV has agreed to guidance provided by the FDA on a potential pathway under the Accelerated Approval Program for the Viaskin Peanut patch in toddlers ages 1 – 3 years-old. FDA confirmed that the Company has met Accelerated Approval qualifying criterion 1 and 2 . Regarding criterion 3, FDA has provided guidance and suggestion regarding the intermediate clinical endpoint, which the Company agreed to in informal discussions with the FDA. The Company formalized the Accelerated Approval guidance provided by FDA via submission of a meeting request and confirmed the general elements of the two study components: the COMFORT Toddlers safety study, to be completed before BLA submission, and the confirmatory effectiveness study, including the third Accelerated Approval criterion regarding the intermediate clinical endpoint. The Company expects that the confirmatory study will be initiated by the time of BLA submission and would run in parallel to commercialization in the United States, if Viaskin Peanut is approved.

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

On December 11, 2024, the Company announced that it reached alignment with FDA on the Accelerated Approval pathway for Viaskin Peanut patch in toddlers 1-3 years-old and on key study design elements for the COMFORT Toddlers study, including study size and wear time collection methodology and analysis. The Company announced further that FDA confirmed criteria for a post-marketing confirmatory study in toddlers 1-3 years-old and that the Company and FDA agreed that the confirmatory study will assess the effectiveness of the intended commercial Viaskin Peanut patch, will include a include a double-blind, placebo-controlled food challenge (DBPCFC) and will use the same statistical criteria for success (i.e., lower bound of the 95% CI > 15%) as used in the EPITOPE and will need to be initiated at the time that the BLA is submitted.

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
Business Trends and Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. dollars, for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024	$ change	% of change
Operating income	753	1,407	(654)	(46)%
Operating expenses
Research and development expenses	(21,483)	(21,403)	(80)	—%
Sales and marketing expenses	(262)	(758)	496	(65)%
General and administrative expenses	(5,626)	(7,804)	2,178	(28)%
Total Operating expenses	(27,370)	(29,964)	2,594	(9)%
Financial income (expense)	(461)	1,261	(1,722)	(137)%
Income tax	0	-48	48	(100)%
Net loss	(27,079)	(27,345)	267	(1)%
Basic/diluted Net loss per share attributable to shareholders	(0.26)	(0.28)
Operating Income
The following table summarizes our operating income during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ change	% of change
Sales	—	—	—	—%
Other income	753	1,407	(654)	(46)%
Research tax credit	753	1,407	(654)	(46)%
Other operating income	—	—	—	—%
Total operating income	753	1,407	(654)	(46)%
Research tax credit decreased by $0.7 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 primarily due to a greater proportion of studies activities carried out in North America and therefore not eligible to the French Research tax credit.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended March 31, 2025 and 2024:

Research and Development expenses	Three Months Ended March 31,
	2025	2024	$ change	% of change
External clinical-related expenses	13,957	14,026	(69)	—%
Employee-related costs	4,050	4,278	(228)	(5)%
Share-based payment expenses	581	770	(189)	(25)%
Depreciation, amortization and other costs	2,895	2,329	566	24%
Total Research and Development expenses	21,483	21,403	80	—%
Research and Development expenses remain stable for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 in particular for external clinical-related expenses given the continuity of efforts made on VITESSE Phase 3 clinical trial.
Employee-related costs, excluding share-based payments, decreased by $0.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 due to lower bonuses paid in 2025 compared to 2024.
Depreciation, amortization and other costs increased by $0.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 primarily as a result of a favorable reversal on accrual by $0.8 million due to the termination of the Collaboration Agreement with NESTEC in October 2023.
Sales and Marketing Expenses
The following table summarizes our sales and marketing expenses incurred during the three months ended March 31, 2025 and 2024:

Sales & Marketing expenses	Three Months Ended March 31,
	2025	2024	$ change	% of change
External professional services	105	192	(87)	(45)%
Employee-related costs	137	302	(165)	(55)%
Share-based payment expenses	18	32	(14)	(44)%
Depreciation, amortization and other costs	2	232	(230)	(99)%
Total Sales & Marketing expenses	262	758	(496)	(65)%
Sales and marketing expenses have decreased by $0.5 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024 due operating expenses containment in the first quarter of 2025, including lower bonuses paid in 2025 compared to 2024.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2025 and 2024:

General & Administrative expenses	Three Months Ended March 31,
	2025	2024	$ change	% of change
External professional services	1,052	2,433	(1,380)	(57)%
Employee-related costs	1,893	2,080	(186)	(9)%
Share-based payment expenses	1,103	1,157	(54)	(5)%
Depreciation, amortization and other costs	1,577	2,135	(558)	(26)%
Total General & Administrative expenses	5,626	7,804	(2,178)	(28)%
General and Administrative expenses decreased by $2.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

External professional services decreased by $1.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 mainly due to (1) one-time costs associated with financing activities, lower lease costs following office moves in France and the U.S, and trademark and patent activities that all occurred last year, and (2) a containment of costs and expenses during the Company’s financing period ended in March 31, 2025.
Employee-related costs, excluding share-based payments, decreased by $0.186 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 due to lower bonuses paid in 2025 compared to last year.
Depreciation, amortization and other costs decreased by $0.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 as a result of a lower lease cost in France.
Financial Income (Expense)
Our financial expense was $0.5 million for the three months ended March 31, 2025, compared to a financial income of $1.3 million for the three months ended March 31, 2024. This item mainly includes the financial income on our financial assets and foreign exchange result.
Income Tax
Our income tax expense was nil for the three months ended March 31, 2025 compared to $48 thousand for the three months ended March 31, 2024.
Net Loss
Net loss was $27.1 million for the three months ended March 31, 2025, compared to $27.3 million for the three months ended March 31, 2024. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.26 and $0.28 for the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources
Financial Condition
On March 31, 2025, we had $13.0 million in cash and cash equivalents compared to $32.5 million of cash and cash equivalents on December 31, 2024.

On March 27, 2025, the Company announced the 2025 PIPE, as further described below, of up to $306.9 million (€284.5 million), to advance Viaskin® Peanut Patch through BLA submission and U.S. commercial launch, if approved. The financing included gross proceeds of $125.5 million (€116.3 million) received on April 7 2025. With the receipt of the aforementioned proceeds, and based on its current operations, plans, and assumptions examined by the Board on March 23, 2025, the Company estimates that its cash and cash equivalents are sufficient to fund its operations into June 2026.

Sources of Liquidity and Material Cash Requirements
On March 27, 2025, the Company entered into securities purchase agreements (together, the “Securities Purchase Agreements”) pursuant to which the Company agreed to issue and sell to Investors in a private placement (the “2025 PIPE”) the following securities:
•a share capital increase without preferential subscription rights reserved to categories of persons satisfying determined characteristics pursuant to the 24th resolution of the general meeting of shareholders of May 16, 2024 (the "2024 General Meeting") completed on April 7, 2025 for an amount of €38 million, consisting of the issuance of (i) 34,090,004 new shares at a par value of €0.10 (the "New Shares") each with warrants of the Company attached (the "ABSA Warrants", and together with the New Shares, the "ABSA") at a subscription price of €1.1136 per ABSA and (ii) up to 59,657,507 additional new shares, if all the ABSA Warrants attached to the New Shares are exercised (the "ABSA Warrant Shares"); and
•the issue through an offering reserved to categories of persons satisfying determined characteristics of 71,005,656 units (the “PFW-BS-PFW”) completed on April 7, 2025 for an amount of €79 million at a subscription price of €1.1136 per PFW-BS-PFW (of which €1.1036 will have been prefunded on the issue date), each PFW-BS-PFW consisting of one pre-funded warrant to subscribe for one share of the Company (the "First Pre-Funded Warrants") and one warrant (the "BS Warrants") to subscribe to one second pre-funded warrants (the "Second Pre-Funded Warrants"), each of which entitles the holder to subscribe for 1.75 shares of the Company (the "Second PFW Shares"), allowing to issue up to 71,005,656 additional new shares if all the First Pre-Funded Warrants are exercised (the "First PFW Shares") and up to 124,259,898 additional new shares if all the Second Pre-Funded Warrants are exercised (the "Second PFW Shares", together with the ABSA Warrant Shares and the First Pre-Funded Warrant Shares, the "Warrant Shares", and together with the New Shares, the "Offered Shares"). The Company has assessed the PFW-BS-PFW will be classified as a component of permanent equity
The Company received initial gross proceeds of $125.5 million (€116.3 million) on April 7, 2025, and based on our current operations, plans and assumptions, we estimate that our balance of cash and cash equivalents will be sufficient to fund our operations into June 2026. We further estimate that, following the potential issuance of all Warrant Shares in the financing, representing potential additional gross proceeds of up to $181.4 million (€168.2 million), we could extend our financial visibility into 2028 and through potential commercialization of Viaskin Peanut in the U.S, if approved.

In May 2022, we established an At-The-Market (“ATM”) program to offer and sell, including with unsolicited investors who have expressed an interest, a total gross amount of up to $100 million of American Depositary Shares (“ADSs”), each ADS representing one-half of one ordinary share of the Company. The ATM program terminated on July 16, 2024 at the time the Company’s existing registration statement registering the ADSs to be issued under the ATM program expired.
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
Operating Leases
Our corporate headquarters are located in Châtillon, France. Our principal offices occupy a 2,447 square meters facility, pursuant to a lease agreement dated November, 2023 and represents $6.7 million cash requirement as of March 31, 2025. The lease term ends in March, 2033.
The lease agreement for the former office occupying 4,470 square meters facility in Montrouge, France, signed on March 3, 2015, with an effective date of August 1, 2015, expired on May 31, 2024. Associated lease termination costs were reflected in the Company’s financial accounts in the Annual Report.
Our primary U.S. office is located in Warren, New Jersey. In February 2024, we entered into a sublease agreement, commencing on March 19, 2024 and effective for 70 months, for an office of 16,704 square feet in Warren, New Jersey. The Warren office represent a $1.7 million cash requirement as of March 31, 2025 which expires December 31, 2029.
We also have facilities in North America that were intended to support our U.S. operations. We lease 5,799 square feet in Basking Ridge, New Jersey, which commenced on April 1, 2022 and is effective for 38 months.The Basking Ridge office represents a $26 thousand cash requirement as of March 31, 2025 which expires April 30, 2025.
The Company transitioned to its new offices location in Warren NJ and Châtillon France in April 2024.
There have been no material changes in our operating leases from those disclosed in the Annual Report.
Purchase Obligations - Obligations Under the Terms of CRO Agreements
In preparation of the launch of our clinical trials for Viaskin Peanut, we signed agreements with several contract research organizations. As of March 31, 2025 expenses associated with the ongoing trials amounted globally to $180.0 million compared to $170.3 million as of December 31, 2024.
There have been no material changes in our purchase obligations from those disclosed in our Annual Report.
Summary Statement of Cash Flows
The table below summarizes our sources and uses of cash for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Amounts in thousands of U.S. Dollars)	2025	2024	$ change	% of change
Net cash flow used in operating activities	(19,668)	(34,692)	15,024	(43)%
Net cash flow used in investing activities	(375)	(2,132)	1,756	(82)%
Net cash flow used / provided by financing activities	45	(62)	107	(174)%
Effect of exchange rate changes on cash and cash equivalents	504	(2,957)	3,461	(117)%
Net (decrease) increase in cash and cash equivalents	(19,494)	(39,842)	20,348	(51)%
Operating Activities
Our net cash flows used in operating activities were $19.7 million and $34.7 million during the three months ended March 31, 2025 and 2024, respectively. Our net cash flows used in operating activities decreased by $15.0 million as our costs and expenses have been contained during the Company’s financing period ended in March 31, 2025.
Investing Activities
Our net cash flows used in investing activities were $0.4 million and $2.1 million during the three months ended March 31, 2025 and 2024 respectively. The variance is primarily explained by capitalized costs for the headquarters move to Châtillon.
Financing Activities
Our net cash flows from financing activities were $45 thousand for the three months ended March 31, 2025 compared to $(62) thousand for the three months ended March 31, 2024.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on its evaluation as of March 31, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report. There have been no material changes in our risk factors from those disclosed in the Annual Report, aside from those disclosed below:
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities for Viaskin, Viaskin Peanut and other product candidates. We currently rely, and expect to continue to rely, on third parties for the manufacture of Viaskin epicutaneous patch, Viaskin Peanut and other product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States, and the principal suppliers of many of our critical raw materials are located in Europe. The active pharmaceutical ingredients (APIs) for Viaskin Peanut is manufactured in France. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward potential commercialization of Viaskin Peanut, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn or escalation in trade tensions could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2025,we issued the following unregistered securities:
•On January 9, 2025, the issuance of an aggregate of 7,300 ordinary shares to U.S. employees upon settlement of RSUs;;
•On January 29, 2025, the issuance of an aggregate of 1,462 ordinary shares to U.S. employees upon settlement of RSUs;
•On March 23, 2025, the issuance of an aggregate of 2,605 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs; and
•On March     27, 2025, we entered into the Securities Purchase Agreements with Investors to which we agreed to issue and sell to the Investors (i) 34,090,004 New Shares, each with ABSA Warrants at a subscription price of €1.1136 per ABSA, and (ii) 71,005,656 First Pre-Funded Warrants at a subscription price of €1.1036 (which equals the per New Share subscription price less the exercise price of €0.01), which was completed on April 7, 2025.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31,2025, none of our directors and officers (as defined in Rule16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trade arrangement” as those terms are defined in Item 408 of Regulations S-K any contracts, instructions, or written plans for the purchase or sale of the Company’s securities.

Item 6. Exhibits
Exhibit Index

Exhibit	Description	Incorporated by Reference
		Schedule/ Form	File Number	Exhibit	File Date
3.1	By-laws (status) of the registrant (English translation)	Form 10-K	001-36697	3.1	April 11, 2025
4.1	Terms and Conditions of the ABSA Warrant	Form 8-K	001-36697	Exhibit A to Form of Securities Agreement filed as Exhibit 10.1	March 31, 2025
4.2	Terms and Conditions of the First Pre-Funded Warrant	Form 8-K	001-36697	Exhibit B to Form of Securities Agreement filed as Exhibit 10.1	March 31, 2025
4.3	Terms and Conditions of the BS Warrant	Form 8-K	001-36697	Exhibit C to Form of Securities Agreement filed as Exhibit 10.1	March 31, 2025
4.4	Terms and Conditions of the Second Pre-Funded Warrant	Form 8-K	001-36697	Exhibit D to Form of Securities Agreement filed as Exhibit 10.1	March 31, 2025
10.1	Form of Securities Purchase Agreement	Form 8-K	001-36697	10.1	March 31, 2025
10.2	Registration Rights Agreement, dated March 27, 2025, by and between DBV Technologies S.A. and the investor parties thereto	Form 8-K	001-36697	10.2	March 31, 2025
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

DBV Technologies S.A. (Registrant)
Date: April 30, 2025	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)
Date: April 30, 2025	By:	/s/ Virginie Boucinha
Virginie Boucinha
Chief Financial Officer
(Principal Financial and Accounting Officer)