Form 10-K/A
period 2024-12-31
DBV Technologies S.A.
filed 2025-05-14
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

(Amendment No. 2)
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
Auditor Firm PCAOB ID: 1756 Auditor name: Deloitte & Associés Auditor location: Paris - La Défense, France
Auditor Firm PCAOB ID: 1253 Auditor name: KPMG S.A. Auditor Location: Paris - La Défense, France

EXPLANATORY NOTE
This Amendment No. 2 to Form
10-K
(this “Form
10-K/A”)
amends the Annual Report on Form
10-K
of DBV Technologies S.A., a Delaware corporation (“DBV,” “we,” “us,” the “registrant” or the “Company,” including our subsidiaries, as applicable), for the year ended December 31, 2024 that we originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 11, 2025 (the “Original Filing”), as amended on April 28, 2025 by Amendment No. 1 (the “Amendment No. 1”). This Form
10-K/A
is being filed for the purpose of amending the beneficial ownership table contained in Part III, Item 12 to update beneficial ownership information and footnotes for 5% shareholders that were inadvertently excluded or miscalculated by an immaterial amount due to unintentional error. This Form
10-K/A
also includes an updated Description of Registered Securities, filed as Exhibit 4.5, to make immaterial updates to the disclosure in the Description of American Depositary Shares section. Accordingly, this Form
10-K/A
consists only of the facing page, this explanatory note, Item 12, Item 15, the signature pages to Form
10-K
and the applicable exhibits. Capitalized terms not otherwise defined in Part III of this Form
10-K/A
shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.
As required by Rule
12b-15 under
the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Form
10-K/A
pursuant to Rule
13a-14(a)
or 15d-14(a)
of the Exchange Act. As no financial statements
have
been included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, because this Form
10-K/A
does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as set forth in this Form
10-K/A,
this Form
10-K/A
does not amend or otherwise update any other information in the Original Filing or the Amendment No. 1. Other than the information specifically amended and restated herein, this Form
10-K/A
does not reflect events occurring after April 11, 2025, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form
10-K/A
should be read in conjunction with the Original Filing and the Amendment No. 1 and with our filings with the SEC after the Original Filing.

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

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. In computing the number of Ordinary Shares beneficially owned by a person and the percentage ownership of that person, Ordinary Shares subject to options, warrants, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of April 15, 2025, are considered outstanding. These Ordinary Shares, however, are not included in the computation of the percentage of ownership of any other person. Applicable percentage ownership is based on 136,948,872 Ordinary Shares outstanding plus 73,981,125 shares exercisable upon exercise of warrants and pre-funded warrants as of June 14, 2025.

Unless otherwise indicated, the address for each of the shareholders listed in the table below is c/o DBV Technologies S.A., 107 avenue de la République 92320 Châtillon, France.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Shareholders
Entities affiliated with Baker Bros. Advisors LP (1)	23,468,163	17.14%
Entities affiliated with Bpifrance Participations S.A. (2)	17,455,376	12.16%
Entities affiliated with Suvretta (3)	15,176,304	9.99%
Entities affiliated with Vivo Opportunity Fund (4)	14,614,449	9.99%
Entities affiliated with MPM BioImpact LLC (5)	14,614,449	9.99%
Adage Capital Partners, L.P. (6)	14,614,449	9.99%
Janus (7)	14,614,449	9.99%
Octagon Opportunities Fund II LP. (8)	13,997,797	9.60%
Entities affiliated with VR Advisor, LLC (9)	9,654,655	7.03%
Citadel CEMF Investments Ltd. (10)	9,158,677	6.41%
Named Executive Officers, Directors and Director Nominees
Daniel Tassé (11)	1,361,693	*
Virginie Boucinha(12)	34,500	*
Pharis Mohideen (13)	441,533	*
Michel de Rosen (14)	39,407	*
Maïlys Ferrère	—	—
Michael J. Goller (15)	21,500
Daniele Guyot-Caparros	—	—
Timothy E. Morris (16)	18,837	*
Adora Ndu (17)	8,662	*
Julie O’Neill (18)	16,000	*
Ravi M. Rao (19)	6,837	*
Daniel B. Soland (20)	48,337	*
All current directors and current executive officers as a group (12 persons) (21)	1,997,306	1.44%

*	Represents beneficial ownership of less than 1% of our outstanding Ordinary Shares.
(1)

Based in part on information provided in the Schedule 13D/A filed by Baker Bros. Advisors LP on March 27, 2025 and other information provided to the Issuer. Consists of (a) 2,185,234 ordinary shares (including 120,036 ADSs representing 600,180 ordinary shares) held by 667, L.P. (“667”) and (b) 21,282,929 ordinary shares (including 1,341,389 ADSs representing 6,706,945 ordinary shares) held by Baker Brothers Life Sciences, L.P (“Baker Life Sciences” and together with 667, the “Baker Funds”). In addition, (a) 667 has (i) 1,383,352 pre-funded warrants exercisable into 1,383,352 ordinary shares, (ii) 2,299,656 First Pre-Funded Warrants exercisable into 2,299,656 First PFW Shares, and (iii) 2,299,656 BS Warrants exercisable into 2,299,656 Second Pre-Funded Warrants, that are exercisable into 4,024,398 Second PFW Shares and (b) Baker Life Sciences has (i) 11,732,979 pre-funded warrants exercisable into 11,732,979 ordinary shares, (ii) 25,005,240 First Pre-Funded Warrants exercisable into 25,005,240 First PFW Shares, and (iii) 25,005,240 BS Warrants exercisable into 25,005,240 Second Pre-Funded Warrants, that are exercisable into 43,759,170 Second PFW Shares (together, the “Baker Warrants”). The Baker Warrants are subject to the Beneficial Ownership Limitation, and the amounts and percentages in the table give effect to the Beneficial Ownership Limitation, reflecting no shares issuable upon exercise of the Baker Warrants. Baker Bros. Advisors LP (the “Adviser”) serves as the investment adviser to the Baker Funds. In connection with the services provided by the Adviser, the Adviser receives an asset-based management fee that does not confer any pecuniary interest in the securities held by the Baker Funds. Baker Bros. Advisors (GP) LLC (the “Adviser GP”) is the Adviser’s sole general partner. Julian C. Baker and Felix J. Baker are managing members of the Adviser GP. The Adviser has complete and unlimited discretion and authority with respect to the investment and voting power of the securities held by the Funds. The general partners of the Baker Funds relinquished to the Adviser all discretion and authority with respect to the investment and voting power of the securities held by the Baker Funds. Julian C. Baker, Felix J. Baker, the Adviser GP and the Adviser disclaim beneficial ownership of the securities held directly by the Baker Funds except to the extent of their pecuniary interest therein. Michael Goller, a full-time employee of the Adviser currently serves on DBV’s Board of directors as a representative of the Baker Funds. The policy of the Baker Funds and the Adviser does not permit full-time employees of the Adviser to receive compensation for serving as directors of any issuer, and the Baker Funds are instead entitled to the pecuniary interest in the Baker Warrants. Michael Goller has no voting power, dispositive power or pecuniary interest in the Baker Warrants. Other than through their control of the Adviser, Felix J. Baker and Julian C. Baker have neither voting nor dispositive power and have no direct pecuniary interest in the Baker Warrants held by Michael Goller. The Baker Funds are instead entitled to the pecuniary interest in the Baker Warrants held by Michael Goller. The Adviser has voting and investment power over the Baker Warrants held by Michael Goller. The address for each of these entities is 860 Washington Street, 3rd Floor, New York, New York 10014.

(2)

Based in part, on information provided in Schedule 13D/A filed jointly by (i) Bpifrance Participations S.A., a société anonyme incorporated under the laws of the Republic of France (“BpiP”), (ii) Innobio FPCI, a fonds professionnel de capital investissement (“Innobio”), (iii) Bpifrance Investissement S.A.S., a French management company (société de gestion) (“BpiI”), (iv) the Caisse des Dépôts, a French special public entity (établissement spécial) (“CDC”), (v) EPIC Bpifrance, a French public institution of industrial and commercial nature (“EPIC”), and (vi) Bpifrance S.A. (“BPI”), a société anonyme incorporated under the laws of the Republic of France, on April 7, 2025. Consists of (i) 10,672,462 ordinary shares held by BPIp, (ii) 6,556,781 ABSA Warrant Shares issuable upon exercise of 3,746,732 ABSA

Warrants held by BPIp, and (iii) 226,133 ordinary shares held by Innobio. BpiI may be deemed to be the beneficial owner of the 226,133 ordinary shares held by Innobio, through its management of Innobio. BPI may be deemed to be the beneficial owner of all of these securities, indirectly through its sole ownership of BPIp, which is the parent company of BpiI. CDC and EPIC Bpifrance may be deemed to be the beneficial owners of all of these securities indirectly through their joint ownership and control of BPI. The principal address for CDC is 56, rue de Lille, 75007 Paris, France. The principal address for Innobio, BpiI, EPIC Bpifrance and BPI is 27-31, avenue du Général Leclerc, 94710 Maisons-Alfort Cedex, France. The principal address for BPIp is 6/8 boulevard Haussmann, 75009 Paris, France.
(3)

Based in part, on information provided in Schedule 13G filed on April 11, 2025. Consists of (a) 185,020 ordinary shares held by Averill Master Fund, Ltd. (“Averill Master Fund”), (b) 25,201 ordinary shares held by Averill Madison Master Fund, Ltd. (“Averill Madison Fund” and, together with Averill Master Fund, the “Averill Funds”), (c) 18,157,252 First PFW Shares issuable upon the exercise of the 18,157,252 First Pre-Funded Warrants held by Averill Master Fund, (ii) 2,429,200 First PFW Shares issuable upon the exercise of the 2,429,200 First Pre-Funded Warrants held by Averill Madison Master Fund, (d) 31,775,191 Second PFW Shares issuable upon the exercise of the 18,157,252 Second Pre-Funded Warrants held by Averill Master Fund and (iv) 4,251,100 Second PFW Shares issuable upon the exercise of the 2,429,200 Second Pre-Funded Warrants held by Averill Madison Master Fund. The First Pre-Funded Warrants and Second Pre-Funded Warrants are subject to the Beneficial Ownership Limitation, and the amounts and percentages in the table give effect to the Beneficial Ownership Limitation, reflecting an aggregate of 14,966,083 shares issuable upon exercise of the First Pre-Funded Warrants and Second Pre-Funded Warrants. Suvretta Capital Management, LLC is the investment manager of the Averill Funds. Aaron Cowen is a control person of Suvretta Capital Management, LLC and as such may be deemed to beneficially own these shares. Mr. Cowen disclaims beneficial ownership of all ordinary shares held by the Averill Funds, other than, to the extent of any pecuniary interest therein. The principal address of the Averill Funds, Suvretta Capital Management, LLC and Mr. Cowen is 540 Madison Avenue, 7th Floor, New York, NY 10022.

(4)

Based in part, on information provided in Schedule 13G filed jointly by Vivo Opportunity Fund Holdings, L.P, Vivo Opportunity, LLC, Vivo Opportunity Cayman Fund, L.P and Vivo Opportunity Cayman, LLC on April 8, 2025. Consists of (i) 4,672,520 ordinary shares, (ii) 8,176,910 ABSA Warrant Shares issuable upon exercise of 4,672,520 ABSA Warrants, (iii) 2,730,560 First PFW Shares issuable upon exercise of 2,730,560 First Pre-Funded Warrants, and (iv) 4,778,480 Second PFW Shares issuable upon the exercise of the 2,730,560 Second Pre-Funded Warrants underlying the 2,730,560 BS Warrants held by Vivo Opportunity Fund Holdings, L.P. and (v) 600,012 Ordinary Shares, (v) 1,050,021 ABSA Warrant Shares issuable upon exercise of 600,012 ABSA Warrants, (vii) 350,640 First PFW Shares issuable upon exercise of 350,640 First Pre-Funded Warrants, and (viii) 613,620 Second PFW Shares issuable upon the exercise of the 350,640 Second Pre-Funded Warrants underlying the 350,640 BS Warrants, held by Vivo Opportunity Cayman Fund, L.P.. The Pre-Funded Warrants are subject to the Beneficial Ownership Limitation, and the amounts and percentages in the table give effect to the Beneficial Ownership Limitation, reflecting an aggregate of 114,986 shares issuable upon exercise of the Pre-Funded Warrants held by Vivo Opportunity Fund Holdings and Vivo Opportunity Cayman Fund, L.P. Vivo Opportunity, LLC is the general partner of Vivo Opportunity Fund Holdings, L.P. and Vivo Opportunity Cayman, LLC is the general partner of Vivo Opportunity Cayman Fund, L.P. Vivo Opportunity, LLC and Vivo Opportunity Cayman, LLC may be deemed to share voting, investment and dispositive power over the shares held by the Vivo Funds. The principal business address of the Vivo Funds, Vivo Opportunity, LLC and Vivo Opportunity Cayman, LLC is 192 Lytton Avenue, Palo Alto, California 94301.

(5)

Based on information provided to the Issuer. Consists of (a) 1,835,344 ordinary shares held by BioImpact Equities Fund, LP (“BioImpact Equities Fund”), (b) 725,484 ordinary shares held by GTM Capital Healthcare Fund, L.P. (“GTM Fund”), (c) 1,252,216 ordinary shares held by MPM BioImpact Innovations Equities Master, LP (“MPM Innovations Fund”), (d) 495,712 ordinary shares held by BioImpact Equities Master Fund, LP (“BioImpact Master Fund”), (e) 773,796 ordinary shares held by Oncology Impact Fund 2, L.P. (“Oncology Impact Fund”), and (f) 189,980 ordinary shares held by New Technologies and Virology Fund, L.P. (“NTV Fund” and, together with BioImpact Equities Fund, GTM Fund, MPM Innovations Fund, BioImpact Master Fund and Oncology Impact Fund, the “MPM Funds”). In addition, (a) BioImpact Equities Fund has (i) 1,835,344 ABSA Warrants exercisable into 3,211,852 Warrant Shares, (ii) 3,518,816 First Pre-Funded Warrants exercisable into 3,518,816 First PFW Shares, and (iii) 3,518,816 BS Warrants exercisable into 3,518,816 Second Pre-Funded Warrants, that are exercisable into 6,157,928 Second PFW Shares, (b) GTM Fund has (i) 725,484 ABSA Warrants exercisable into 1,269,597 ABSA Warrant Shares, (ii) 1,390,936 First Pre-Funded Warrants exercisable into 1,390,936 First PFW Shares, and (iii) 1,390,936 BS Warrants exercisable into 1,390,936 Second Pre-Funded Warrants, that are exercisable into 2,434,138 Second PFW Shares, (c) MPM Innovations Fund has (i) 1,252,216 ABSA Warrants exercisable into 2,191,378 ABSA Warrant Shares, (ii) 2,400,816 First Pre-Funded Warrants exercisable into 2,400,816 First PFW Shares, and (iii) 2,400,816 BS Warrants exercisable into 2,400,816 Second Pre-Funded Warrants, that are exercisable into 4,201,428 Second PFW Shares, (d) BioImpact Master Fund has (i) 495,712 ABSA Warrants exercisable into 867,496 ABSA Warrant Shares, (ii) 950,408 First Pre-Funded Warrants exercisable into 950,408 First PFW Shares, and (iii) 950,408 BS Warrants exercisable into 950,408 Second Pre-Funded Warrants, that are exercisable into 1,663,214 Second PFW Shares, (e) Oncology Impact Fund has (i) 773,796 ABSA Warrants exercisable into 1,354,143 ABSA Warrant Shares, (ii) 1,483,564 First Pre-Funded Warrants exercisable into 1,483,564 First PFW Shares, and (iii) 1,483,564 BS Warrants exercisable into 1,483,564 Second Pre-Funded Warrants, that are exercisable into 2,596,237 Second PFW Shares, and (f) NTV Fund has (i) 189,980 ABSA Warrants exercisable into 332,465 ABSA Warrant Shares, (ii) 364,240 First Pre-Funded Warrants exercisable into 364,240 First PFW Shares, and (iii) 364,240 BS Warrants exercisable into 364,240 Second Pre-Funded Warrants, that are exercisable into 637,420 Second PFW Shares. The Pre-Funded Warrants are subject to the Beneficial Ownership Limitation, and the amounts and percentages in the table give effect to the Beneficial Ownership Limitation, reflecting an aggregate of 114,986 shares issuable upon exercise of the First Pre-Funded Warrants and Second Pre-funded Warrants. MPM BioImpact LLC serves as the investment adviser to the MPM Funds. Christiana Bardon is a control person of the MPM Funds and as such may be deemed to beneficially own these shares. Ms. Bardon disclaims beneficial ownership of all ordinary shares held by the MPM Funds, other than, to the extent of any pecuniary interest therein. The principal address of the MPM Funds, MPM BioImpact LLC and Ms. Bardon is 399 Boylston Street, Suite 1100, Boston, MA 02116.

(6)

Based on information provided to the Issuer. Consists of (a) 5,272,532 ordinary shares, (b) 9,226,931 ABSA Warrant Shares issuable upon exercise of 5,272,532 ABSA Warrants, (c) 4,962,164 First PFW Shares issuable upon the exercise of 4,962,164 First Pre-Funded Warrants, (d) 8,683,787 Second PFW Shares issuable upon the exercise of the 4,962,164 Second Pre-Funded Warrants underlying the 4,962,164 BS Warrants held by Adage Capital Partners, L.P. (“Adage”). The Pre-Funded Warrants are subject to the Beneficial Ownership Limitation, and the amounts and percentages in the table give effect to the Beneficial Ownership Limitation, reflecting an aggregate of 114,986 shares issuable upon exercise of the First Pre-Funded Warrants and Second Pre-funded Warrants. Bob Atchinson and Phillip Gross are the managing members of Adage Capital Advisors, L.L.C., which is the managing member of Adage Capital Partners GP, L.L.C., which is the general partner of Adage, and each such person or entity, as the case may be, has shared voting and/or investment power over the securities held by Adage Capital Partners, LP and may be deemed the beneficial owner of such shares, and each such person or entity, as the case may be, disclaims beneficial ownership of such securities except to the extent of their respective pecuniary interest therein. The principal address of Adage, Mr. Atchinson , Mr. Gross, Adage Capital Advisors, L.L.C., and Adage Capital Partners GP, L.L.C. is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(7)

Based on information provided to the Issuer. Consists of (a) 4,666,192 ordinary shares held by Janus Henderson Biotech Innovation Master Fund Limited (“Janus Master Fund”), (b) 8,165,836 ABSA Warrant Shares held by Janus Master Fund issuable upon exercise of 4,666,192 ABSA Warrants, (c) 4,391,516 First Pre-Funded Warrants held by Janus Master Fund exercisable into 4,391,516 First PFW Shares, (d) 4,391,516 BS Warrants held by Janus Master Fund exercisable into 4,391,516 Second Pre-Funded Warrants, that are exercisable into 7,685,153 Second PFW Shares, (e) 606,340 ordinary shares held by Janus Henderson Biotech Innovation Master Fund II Limited (“Janus Master Fund II” and, together with Janus Master Fund, the “Janus Funds”), (f) 1,061,095 ABSA Warrant Shares held by Janus Master Fund II issuable upon exercise of 606,340 ABSA Warrants, (g) 570,648 First Pre-Funded Warrants held by Janus Master Fund II exercisable into 570,648 First PFW Shares, (h) 570,648 BS Warrants held by Janus Master Fund II exercisable into 570,648 Second Pre-Funded Warrants, that are exercisable into 998,634 Second PFW Shares. The Pre-Funded Warrants are subject to the Beneficial Ownership Limitation, and the amounts and percentages in the table give effect to the Beneficial Ownership Limitation, reflecting an aggregate of 114,986 shares issuable upon exercise of the First Pre-Funded Warrants and Second Pre-funded Warrants. The shares may be deemed to be beneficially owned by Janus Henderson Investors US LLC (“Janus”), an investment adviser registered under the Investment Advisers Act of 1940, who acts as investment adviser for the Janus Funds and has the ability to make decisions with respect to the voting and disposition of the shares subject to the oversight of the board of directors of the Janus Funds. Under the terms of its management contract with the Janus Funds, Janus has overall responsibility for directing the investments of the Janus Funds in accordance with the Janus Funds’ investment objective, policies and limitations. The Janus Funds have one or more portfolio managers appointed by and serving at the pleasure of Janus whom makes decisions with respect to the disposition of the Resale Shares offered hereby. The address for Janus is 151 Detroit Street, Denver, CO 80206. The portfolio managers for the Janus Funds are: Andrew Acker, Daniel S. Lyons and Agustin Mohedas.

(8)

Based on information provided to the Issuer. Consists of (a) 5,090,108 ordinary shares and (b) 8,907,689 ABSA Warrant Shares issuable upon exercise of 5,090,108 ABSA Warrants held by Octagon Private Opportunities Fund II LP (“Octagon Fund”). Octagon Capital Advisors LP (“Octagon Capital”) serves as the investment manager of Octagon Fund. Ting Jia is the managing member of Octagon Capital. By virtue of these relationships each of Octagon Capital and Mr. Jia may be deemed to beneficially own the securities directly owned by Octagon Fund. The principal business address of each of the foregoing persons is 654 Madison Avenue, 21st Floor, New York, New York 10065.

(9)

Based on information provided to the Issuer. Consists of (i) 951,439 shares and 36,283 shares issuable upon the exercise of immediately exercisable Warrants held by Venrock Healthcare Capital Partners II, L.P., (ii) 385,717 shares and 14,709 shares issuable upon the exercise of Warrants held by VHCP Co-Investment Holdings II, LLC, (iii) 2,093,431 shares and 79,833 shares issuable upon the exercise of Warrants held by Venrock Healthcare Capital Partners III, L.P., (iv) 209,422 shares and 7,986 shares issuable upon the exercise of Warrants held by VHCP Co-Investment Holdings III, LLC and (v) 5,659,991 shares and 215,844 shares issuable upon the exercise of Warrants held by Venrock Healthcare Capital Partners EG, L.P.

(10)

Based in part, on information provided in Schedule 13G filed by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin on April 14, 2025. Consists of (i) 3,330,428 ordinary shares and (ii) 5,828,249 ABSA Warrant Shares issuable upon exercise of 3,330,428 ABSA Warrants held by Citadel CEMF Investments Ltd. Citadel Advisors LLC is the portfolio manager of Citadel CEMF Investments Ltd. CAH is the sole member of Citadel Advisors LLC. CGP is the general partner of CAH. Kenneth Griffin owns a controlling interest in CGP. Mr. Griffin, as the owner of a controlling interest in CGP, may be deemed to have shared power to vote or direct the vote of, and/or shared power to dispose or to direct the disposition over the securities held by Citadel CEMF Investments Ltd. This disclosure is not and shall not be construed as an admission that Mr. Griffin or any of the Citadel-related entities listed above is the beneficial owner of any of our securities other than the securities actually owned by such person (if any). The address of Citadel CEMF Investments Ltd. is c/o Citadel Enterprise Americas LLC, Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, FL 33131.

(11)	Consists of 1,361,693 shares issuable upon the exercise of options that are exercisable within 60 days of April 15, 2025.
(12)	Consists of (a) 4,750 shares and (b) 29,750 shares issuable upon the exercise of options that are exercisable within 60 days of April 15, 2025.
(13)	Consists of (a) 25,833 shares and (b) 415,700 shares issuable upon the exercise of options that are exercisable within 60 days of April 15, 2025.
(14)	Consists of (a) 23,570 shares and (b) 15,837 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2025, subject to French law.
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

(16)	Consists of (a) 12,000 shares and (b) 6,837 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2025, subject to French law.
(17)	Consists of (a) 1,825 shares and (b) 6,837 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2025, subject to French law.
(18)	Consists of 16,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2025, subject to French law.
(19)	Consists of 6,837 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2025, subject to French law.
(20)	Consists of (a) 20,000 shares and (b) 28,337 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2025, subject to French law.
(21)

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

3. Exhibits. The exhibits filed as part of this Amendment are listed in Item 15(b).

(b) Exhibits.

The following exhibits are filed as part of this Amendment:

Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date

3.1**	By-laws (status) of the registrant (English translation)	Form 10-K	001-36697	3.1	4/11/2025

4.1**	Form of Deposit Agreement	Form F-1/A	333-198870	4.1	10/15/2014

4.2**	Form of Amendment No. 1 to Deposit Agreement	Form F-6 POS	333-266202	(a)(ii)	05/17/2024

4.3**	Form of Amendment No. 2 to Deposit Agreement	Form F-6 POS	333-266202	(a)(i)	11/12/2024

4.4**	Form of American Depositary Receipt	Form F-1/A	333-198870	4.1	10/15/2014

4.5*	Description of Registered Securities

4.6**	Registration Rights Agreement, dated as of March 23, 2018, between the registrant, 667, L.P. and Baker Brothers Life Sciences, L.P.	Form 6-K	001-36697	4.1	03/23/2018

4.7**	Registration Rights Agreement, dated as of June 8, 2022, between the registrant and the Investors named therein.	Form 8-K	001-36697	10.2	06/13/2022

4.8**	Securities Purchase Agreement, dated as of June 8, 2022, between the registrant and the Subscribers named therein.	Form 8-K	001-36697	10.1	06/13/2022

10.1**	Office Lease between the registrant and GENERALI VIE, dated March 3, 2025 (English translation)	Form 20-F	001-36697	4.2	04/29/2015

10.2**	Office Lease between the registrant and SCI DANTON MALAKOFF, dated October 2, 2023 (English translation)	Form 10-K	001-36697	10.2	03/07/2024

10.3**	Lease Agreement between DBV Technologies Inc. and SIG 106 LLC, dated March 28, 2022	Form 10-K	001-36697	10.3	03/07/2024

10.4**	Assignment, Development and Co-Ownership Agreement among the registrant, L’Assistance Publique-Hopitaux de Paris and Université Paris Descartes, dated January 7, 2009 (English translation)	Form F-1	333-198870	10.2	09/22/2014

10.4**#	Development Collaboration and License Agreement between the registrant and NESTEC S.A., dated May 27, 2016	Form 20-F	001-36697	4.14	03/22/2017

10.5**#	Amendment to Development Collaboration and License Agreement between the registrant and NESTEC S.A., dated July 12, 2018	Form 20-F	001-36697	4.5	04/01/2019

10.6***	Letter Agreement Terminating Development Collaboration and License Agreement between registrant and Société des Produits Nestlé S.A. (f/k/a NESTEC S.A.), dated October 26, 2023	Form 10-K	001-36697	10.7	03/07/2024

10.7**†	Form of Indemnification Agreement between the registrant and each of its executive officers and directors	Form F-1/A	333-198870	10.3	10/15/2014

10.8**†	2013 and 2014 Share Option Plans (English translation)	Form F-1	333-198870	10.4	09/22/2014

10.9**†	2012, 2013 and 2014 Free Share Plans (English translation)	Form F-1	333-198870	10.5	09/22/2014

10.10**†	Summary of BSA	Form F-1	333-198870	10.6	09/22/2014

Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date

10.11**†	Summary of BSPCE	Form F-1	333-198870	10.7	09/22/2014

10.12**†	2015 Share Option Plan (English translation)	Form 20-F	001-36697	4.10	04/28/2016

10.13**†	2015 Free Share Plans (English translation)	Form 20-F	001-36697	4.11	04/28/2016

Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date

10.14**†	2016 Share Option Plan (English translation)	Form 20-F	001-36697	4.12	03/22/2017

10.15**†	2016 Free Share Plan (English translation)	Form 20-F	001-36697	4.13	03/22/2017

10.16**†	2017 Share Option Plan (English translation)	Form 20-F	001-36697	4.14	03/16/2018

10.17**†	2017 Free Share Plan (English translation)	Form 20-F	001-36697	4.15	03/16/2018

10.18**†	2018 Share Option Plan (English translation)	Form 20-F	001-36697	4.17	04/01/2019

10.19**†	2018 Free Share Plan (English translation)	Form 20-F	001-36697	4.18	04/01/2019

10.20**†	2019 Share Option Plan (English translation)	Form 20-F	001-36697	4.19	03/20/2020

10.21**†	2019 Free Share Plan (English translation)	Form 20-F	001-36697	4.20	03/20/2020

10.22**†	2020 Share Option Plan (English translation)	Form 10-K	001-36697	10.21	03/17/2021

10.23**†	2020 Free Share Plan (English translation)	Form 10-K	001-36697	10.22	03/17/2021

10.24**†	2021 Share Option Plan (English translation)	Form 10-K	001-36697	10.22	03/09/2022

10.25**†	2021 Free Share Plan (English translation)	Form 10-K	001-36697	10.23	03/09/2022

10.26**†	2022 Share Option Plan (English translation)	Form 10-K	001-36697	10.24	03/02/2023

10.27**†	2022 Free Share Plan (English translation)	Form 10-K	001-36697	10.25	03/02/2023

10.28**†	2023 Share Option Plan (English translation)	S-8	333-275662	99.1	11/20/2023

10.29**†	2023 Free Share Plan (English translation)	S-8	333-275662	99.2	11/20/2023

10.30**†	2024 Share Option Plan (English translation)	S-8	333-280657	99.1	07/30/2024

10.31**†	2024 Free Share Plan (English translation)	S-8	333-280657	99.2	07/30/2024

10.32**†	Executive Agreement, dated November 29, 2018, between the registration and Daniel Tassé	Form 10-K	001-36697	10.23	03/17/2021

10.33**†	First Amendment to the Executive Agreement of Daniel Tassé, dated June 27, 2019, between the registrant and Daniel Tassé	Form 10-K	001-36697	10.24	03/17/2021

10.34**†	Executive Agreement, dated July 22, 2019, between the registrant and Pharis Mohideen	Form 10-K	001-36697	10.25	03/17/2021

10.35**†	Letter Agreement, dated as of December 16, 2024, amending the Employment Agreement dated July 19, 2019, by and between registrant and Pharis Mohideen	Form 8-K	001-36697	10.1	12/16/2024

10.39**†	Letter Agreement, dated November 1, 2023, between the registrant and Virginie Boucinha (English translation)	Form 10-K	001-36697	10.37	03/07/2024

Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date

10.40**†	English Summary Translation of Letter Agreement dated as of December 16, 2024, amending the Employment Agreement dated November 6, 2023, by and between registrant and Virginie Boucinha	Form 8-K	001-36698	10.2	12/18/2024

19.1**	Securities Trading Policy	Form 10-K	001-36697	19.1	4/11/2025

21.1**†	List of subsidiaries of the registrant	Form 10-K	001-36697	21.1	03/07/2024

23.1**	Consent of Deloitte & Associés	Form 10-K	001-36697	23.1	4/11/2025

23.2**	Consent of KPMG S.A.	Form 10-K	001-36697	23.2	4/11/2025

24.1**	Power of Attorney (included on the signature page of this report).	Form 10-K	001-36697	24.1	4/11/2025

31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Form 10-K	001-36697	32.1	4/11/2025

97.1**	Incentive Compensation Recoupment Policy, approved	Form 10-K	001-36697	97.1	03/01/2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Previously filed.
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

Date: May 14, 2025	DBV TECHNOLOGIES S.A.

	By:	/s/ Daniel Tassé
	Name:	Daniel Tassé
	Title:	Chief Executive Officer