Form 10-Q
period 2025-06-30
DBV Technologies S.A.
filed 2025-07-29
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
☐ Yes ☒ No
As of July 29, 2025, the registrant had 136,973,697 ordinary shares, nominal value €0.10 per share, outstanding including treasury shares.

Unless the context otherwise requires, we use the terms “DBV”, “DBV Technologies,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q, or Quarterly Report, to refer to DBV Technologies S.A. and, where appropriate, its consolidated subsidiaries. “Viaskin®”, and our other registered and common law trade names, trademarks and service marks are the property of DBV Technologies S.A. or our subsidiaries. All other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:
•our expectations regarding the timing or likelihood of regulatory filings and approvals, including with respect to our anticipated re-submission of a Biologics License Application (“BLA”) for the Viaskin Peanut patch to the U.S. Food and Drug Administration (“FDA”);
•our expectations with respect to an actionable regulatory pathway, including an Accelerated Approval pathway, for toddlers ages 1-3 years-old for the Viaskin Peanut patch;
•our expectations regarding initiation of the confirmatory effectiveness study for Viaskin Peanut patch in 1 - 3 years-old;
•plans and expectations with respect to the COMFORT Toddlers supplemental safety study of Viaskin Peanut patch in 1-3 year-olds;
•anticipated support for the BLA re-submission for the Viaskin Peanut patch to FDA;
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
•our ability to manufacture clinical and commercial supplies of the Viaskin Peanut patch and/or our other product candidates, if approved, and comply with regulatory requirements related to the manufacturing of our product candidates;
•our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize the Viaskin Peanut patch and/or our other product candidates, if approved;
•the commercialization of our product candidates, if approved;
•our expectations regarding the potential market size and the size of the patient populations for the Viaskin Peanut patch and/or our other product candidates, if approved, and our ability to serve such markets;
•the pricing and reimbursement of our product candidates, if approved;
•the rate and degree of market acceptance of the Viaskin Peanut patch and/or our other product candidates, if approved, by physicians, patients, third-party payors and others in the medical community;
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
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly 10-Q report for the period ended June 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on April 11, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 28, 2025, and as amended further by Amendment No. 2 on Form 10-K/A filed with the SEC on May 14, 2025 (the “Annual Report”). As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in thousands, except share and per share data)

	Note	June 30, 2025	December 31, 2024
Assets
Current assets :
Cash and cash equivalents	3	$103,207	32,456
Other current assets	4	18,034	11,932
Total current assets		121,241	44,388
Property, plant, and equipment, net		11,055	11,306
Right-of-use assets related to operating leases	5	5,775	5,502
Intangible assets		26	40
Other non-current assets		5,333	4,423
Total non-current assets		22,188	21,271
Total Assets		$143,429	65,658
Liabilities and shareholders' equity
Current liabilities:
Trade payables	6	$40,792	22,032
Short-term operating leases	5	998	654
Current contingencies	9	117	122
Other current liabilities	6	7,518	8,328
Total current liabilities		49,425	31,136
Long-term operating leases	5	6,696	6,297
Non-current contingencies	9	1,084	838
Total non-current liabilities		7,780	7,135
Total Liabilities		$57,205	38,271
Shareholders’ equity :
Ordinary shares, €0.10 par value; 136,973,697 and 102,847,501 shares authorized, and issued as at June 30, 2025 and December 31, 2024, respectively		$15,393	11,651
Additional paid-in capital		391,546	315,613
Treasury stock, 210,169 and 266,868 ordinary shares as of June 30, 2025 and December 31, 2024, respectively, at cost		(1,238)	(1,309)
Accumulated deficit		(315,136)	(286,375)
Accumulated other comprehensive income		861	905
Accumulated currency translation effect		(5,202)	(13,097)
Total Shareholders’ equity	7	$86,224	27,387
Total Liabilities and Shareholder's equity		$143,429	65,658
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except share and per share data)

	Note	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Operating income	10	$1,465	1,161	2,217	2,568
Operating expenses	11
Research and development expenses		(33,693)	(25,374)	(55,176)	(46,777)
Sales and marketing expenses		(419)	(986)	(681)	(1,744)
General and administrative expenses		(8,463)	(8,643)	(14,089)	(16,447)
Total Operating expenses		(42,575)	(35,003)	(69,946)	(64,968)
Loss from operations		(41,111)	(33,842)	(67,728)	(62,400)
Financial income (expense)		(648)	726	(1,109)	1,986
Loss before taxes		(41,758)	(33,116)	(68,837)	(60,413)
Income tax		(117)	—	(117)	(48)
Net loss		$(41,875)	(33,116)	(68,954)	(60,461)
Foreign currency translation differences, net of taxes		7,209	(1,001)	7,895	(4,027)
Actuarial gains (losses) on employee benefits, net of taxes		(175)	67	(44)	8
Comprehensive loss		$(34,841)	(34,051)	(61,103)	(64,480)
Basic/diluted Net loss per share attributable to shareholders	14	$(0.31)	(0.34)	(0.58)	(0.63)
Weighted average shares outstanding used in computing per share amounts:		134,476,503	96,170,285	118,545,638	96,179,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Notes	Six Months Ended June 30,
		2025	2024
Net loss for the period		$(68,954)	(60,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accrued contingencies		1,712	(1,411)
Expenses related to share-based payments	8	2,947	3,483
Inventory write-downs		10,251	1,289
Other elements		1,002	33
Changes in operating assets and liabilities:
Decrease (increase) in inventories and work in progress		(10,251)	(1,289)
Decrease (increase) in other current assets		(3,957)	(5,983)
(Decrease) increase in trade payables		14,921	(3,045)
(Decrease) increase in other current and non-current liabilities		(1,527)	(2,577)
Change in operating lease liabilities and right of use assets		283	197
Net cash flow used in operating activities		(53,573)	(69,765)
Cash flows used in investing activities :
Change in property, plant, and equipment		(42)	(2,067)
Change in non-current financial assets		(371)	626
Net cash flows used in investing activities		(413)	(1,441)
Cash flows provided by (used in) financing activities :
Treasury shares		70	(95)
Capital increases, net of transaction costs		116,922	—
Net cash flows provided by (used in) financing activities		116,992	(95)
Effect of exchange rate changes on cash and cash equivalents		7,746	(3,853)
Net (decrease) / increase in cash and cash equivalents	3	70,752	(75,154)
Net Cash and cash equivalents at the beginning of the period		32,456	141,367
Net cash and cash equivalents at the end of the period		$103,207	66,213
The Company now presents inventory write-downs separately from the “Decrease (Increase) in inventories and work in progress” line item. Comparative information has been updated accordingly to ensure consistency.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2024	96,431,770	10,972	377,468	(1,263)	(238,862)	742	(8,871)	140,187
Net (loss)	—	—	—	—	(27,345)	—	—	(27,345)
Other comprehensive income (loss)	—	—	—	—	—	(59)	(3,026)	(3,084)
Issuance of ordinary shares	2,599	—	—	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	(62)	—	—	—	(62)
Share-based payments	—	—	1,958	—	—	—	—	1,958
Allocation of accumulated net losses			—			—	—	—
Balance at March 31, 2024	96,434,369	10,972	379,426	(1,325)	(266,207)	683	(11,897)	111,654
Net (loss)	—	—	—	—	(33,116)	—	—	(33,116)
Other comprehensive income (loss)	—	—	—	—	—	67	(1,001)	(934)
Issuance of ordinary shares	58,709	6	(6)	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	(33)	—	—	—	(33)
Share-based payments	—	—	1,525	—	—	—	—	1,525
Allocation of accumulated net losses	—	—	(66,433)	—	66,433	—	—	—
Balance at June 30, 2024	96,493,078	10,978	314,513	(1,358)	(232,890)	750	(12,898)	79,095

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2025	102,847,501	11,651	315,613	(1,309)	(286,375)	905	(13,097)	27,387
Net (loss)	—	—	—	—	(27,079)	—	—	(27,079)
Other comprehensive income (loss)	—	—	—	—	—	132	686	817
Issuance of ordinary shares	11,367	1	(1)	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	46	—	—	—	46
Share-based payments	—	—	1,702	—	—	—	—	1,702
Allocation of accumulated net losses			—		—	—	—	—
Balance at March 31, 2025	102,858,868	11,652	317,313	(1,263)	(313,454)	1,036	(12,411)	2,873
Net (loss)	—	—	—	—	(41,875)	—	—	(41,875)
Other comprehensive income (loss)	—	—	—	—	—	(175)	7,209	7,034
Issuance of ordinary shares	34,114,829	3,741	27,241	—	—	—	—	30,982
Issuance of share warrants	—	—	85,939	—	—	—	—	85,939
Treasury shares	—	—	—	25	—	—	—	25
Share-based payments	—	—	1,245	—	—	—	—	1,245
Allocation of accumulated net losses	—	—	(40,193)	—	40,193	—	—	—
Balance at June 30, 2025	136,973,697	15,393	391,546	(1,238)	(315,136)	861	(5,202)	86,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1: The Company
Incorporated in 2002 under the laws of France, DBV Technologies S.A. (“DBV Technologies” or the “Company”) is a clinical-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin. The Company’s therapeutic approach is based on epicutaneous immunotherapy (“EPIT”), a method of delivering biologically active compounds to the immune system through intact skin using the Viaskin patch.
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
The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 28, 2025, and as amended further by Amendment No. 2 on Form 10-K/A filed with the SEC on May 14, 2025. The condensed consolidated statement of financial position as of December 31, 2024 was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The Company’s critical accounting policies are detailed in the Annual Report. The Company’s critical accounting policies have not changed materially since December 31, 2024.
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
On an on-going basis, management evaluates its estimates, primarily those related to: (1) research tax credits, (2) assumptions used in the valuation of right of use assets—operating lease, (3) impairment of right-of-use assets related to leases and property, plant and equipment, (4) recoverability of the Company’s net deferred tax assets and related valuation allowance, (5) assumptions used in the valuation model to determine the fair value and vesting conditions of share-based compensation plan, 6) estimate of contingencies and provisions.
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
Since its inception, the Company has primarily funded its operations through equity financings, as well as public assistance and Research Tax Credit.. Prior to 2022, the Company underwent restructuring efforts, scaled down certain clinical programs, and engaged with regulatory authorities to advance the Viaskin Peanut patch’s approval process in the United States and European Union. In 2022, the Company secured a private placement financing of $194 million and lifted a partial clinical hold from the FDA on its VITESSE Phase 3 clinical study.
On March 27, 2025, the Company announced the 2025 PIPE. On April 7, 2025, the Company received gross proceeds of $125.5 million (€116.3 million) from the issuance of securities including, ABSAs and PFW-BS-PFWs, as described in the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2025 filed with the SEC on April 30, 2025.
As of the date of the filing, with the receipt of the aforementioned proceeds, and based on its current operations, plans, and assumptions examined by the Board on June 23, 2025, the Company estimates that its cash and cash equivalents are sufficient to fund its operations into the second quarter of 2026. As such, cash and cash equivalents are not sufficient to fund operations for the next 12 months, and there is substantial doubt regarding our ability to continue as a going concern.
The Company financing also includes an aggregate of up to $181.4 million (€168.2 million) in gross proceeds if all warrants are exercised, subject to satisfaction of specified conditions. The VITESSE Phase 3 study hitting its primary endpoint will trigger an acceleration of the exercise period of the warrants. DBV expects that the proceeds of this funding will be used for working capital and general corporate purposes, to finance the continued development of the Viaskin Peanut program, to finance the preparation and submission of a potential Biologics License Application (“BLA”) and, to finance the readiness of a launch of Viaskin peanut in the US, if approved.
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

Accounting Pronouncements Recently Adopted
ASU 2023-07, Segment Reporting (Topic 280) has been adopted in 2024 10K and during the period
There are no recently issued accounting standards that are expected to have a material impact on our results of operations, financial condition, or cash flows.
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

Note 2: Significant Events and Transactions
Clinical Programs
United States Regulatory History and Current Status
In August 2019, we announced the submission of a BLA to the FDA for the Viaskin Peanut patch for the treatment of peanut allergy in children four to 11 years of age.
In August 2020, the Company received a Complete Response Letter (“CRL”) in which the FDA indicated it could not approve the Viaskin Peanut patch BLA in its then-current form. The FDA did not raise any safety concerns related to the Viaskin Peanut patch.
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
In June 2022, the Company announced positive topline results from Part B of the Company’s EPITOPE phase 3 study assessing the safety and efficacy of the Viaskin Peanut patch for the treatment of peanut-allergic toddlers 1 - 3 years of age (“EPITOPE”).
On April 19, 2023, the Company outlined the regulatory pathway for the Viaskin Peanut patch in children 1 – 3 years old after the FDA confirmed in written responses to the Company’s Pre-BLA meeting request that the Company’s EPITOPE phase 3 study met the pre-specified criteria for success for the primary endpoint and did not request an additional efficacy study in this age group. The FDA required additional safety data to augment the safety data collected from EPITOPE in support of a BLA.
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
The Company also announced on November 9, 2023, 2-year results from the ongoing phase 3 open-label extension to the EPITOPE trial, EPOPEX, of the Viaskin Peanut patch in toddlers.

On October 22, 2024, the Company announced positive regulatory updates for the Viaskin Peanut patch in the United States and Europe. DBV had agreed to guidance provided by the FDA on a potential pathway under the Accelerated Approval Program for the Viaskin Peanut patch in toddlers ages 1 – 3 years-old. FDA confirmed that the Company has met Accelerated Approval qualifying criterion 1 and 2. Regarding criterion 3, FDA has provided guidance and suggestion regarding the intermediate clinical endpoint, which the Company agreed to in informal discussions with the FDA. The Company formalized the Accelerated Approval guidance provided by FDA via submission of a meeting request and confirmed the general elements of the two study components: the COMFORT Toddlers safety study, to be completed before BLA submission, and the confirmatory effectiveness study, including the third Accelerated Approval criterion regarding the intermediate clinical endpoint. The Company expects that the confirmatory study will be initiated by the time of BLA submission and would run in parallel to commercialization in the United States, if the Viaskin Peanut patch is approved.
The Company announced further that it has aligned with FDA on a wear time collection methodology in COMFORT Toddlers intended to generate sufficient data to support a BLA submission. DBV initiated study start-up activities and screened the first subject in the trial as announced on June 25, 2025. The company anticipates enrolling approximately 300 – 350 subjects on active treatment into the safety study, which would bring the total Viaskin Peanut patch safety database in toddlers to approximately 600 subjects, consistent with prior FDA guidance. With this path forward, the BLA submission for the Viaskin Peanut patch in 1 – 3 years-old under the Accelerated Approval program is anticipated to be supported by:
i. Positive efficacy and safety data from DBV’s previously completed EPITOPE Phase 3 Study; and
ii. Additional safety data generated in COMFORT Toddlers supplemental safety study, which was initiated in June 2025.

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

The Company submitted the protocol for its COMFORT Children supplemental safety study in ages 4-through-7-years-old to the FDA on November 29, 2023. On March 24, 2025, the Company announced that in a Written Responses Only to the Company’s Type D IND meeting request the FDA agreed with the Company’s proposal that the safety exposure data from the VITESSE Phase 3 study for the Viaskin Peanut patch in 4-7-year-olds will be sufficient to support a BLA filing in this age group. As a result, the COMFORT Children supplemental safety study is no longer required and the Company will not conduct the study. The Company will utilize safety data from VITESSE participants randomized to active treatment as well as placebo-crossover participants in the VITESSE Open Label Extension (OLE) study. Accordingly, the Company plans to submit a BLA for the Viaskin Peanut patch in 4-7 year-olds in the first half of 2026 and anticipates potentially accelerating the product launch by approximately one year, subject to FDA approval.
Viaskin Peanut —European Union Regulatory History and Current Status
In November 2020, we announced that our Marketing Authorization Application, or MAA, for the Viaskin Peanut patch, submitted under the name “Abylqis®”, had been validated by the European Medicines Agency, or EMA. The validation of the MAA confirmed that the submission was sufficiently complete to begin the formal review process for the Viaskin Peanut patch to treat peanut allergies in children ages four to 11 years. Following the MAA validation, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, reviews the application and provides a recommendation to the European Commission, on whether to grant a marketing authorization.
On August 2, 2021, we announced we had received from the EMA the Day 180 list of outstanding issues, which is an established part of the prescribed EMA review process. The EMA identified one Major Objection remained at Day 180n questioning the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study.
On December 17, 2021, we announced we had withdrawn the MAA for the Viaskin Peanut patch, submitted under the name “Abylqis”, and formally notified the EMA of our decision.
On October 22, 2024, the Company announced it received scientific advice from EMA on an indication for ages 1 – 7 years-old in Europe regarding the components of a MAA for the Viaskin Peanut patch. Previous advice obtained from two local country regulatory health authorities indicated a potential path for a 1 – 7 year-old registration with one patch, the modified patch. The EMA recently confirmed through scientific advice that the completed EPITOPE study in 1 – 3 years-old, and a positive VITESSE study in 4 – 7 years-old, could constitute an MAA submission for a 1 – 7 years-old indication for peanut allergy patients using the modified patch, along with a new safety study in toddlers ages 1 – 3 years-old also with the modified patch. Timing for the initiation of this new safety study to satisfy the important EU market is currently being planned.
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
On April 19, 2023, the Company outlined the regulatory pathway for the Viaskin Peanut patch in children 1 – 3 years old after the FDA confirmed in written responses to the Company’s Pre-BLA meeting request that the Company’s EPITOPE phase 3 study met the pre-specified criteria for success for the primary endpoint and did not request any additional efficacy study in this age group. The FDA requires additional safety data to augment the safety data collected from EPITOPE in support of a BLA. The COMFORT Toddlers supplemental safety study, which was initiated in June 2025, will augment the safety data collected from EPITOPE in support of a BLA, will generate patch adhesion data, and will include updated instructions for use.
On May 10, 2023, the New England Journal of Medicine (“NEJM”) published results from the EPITOPE phase 3 clinical study that demonstrated EPIT with the Viaskin Peanut patch was statistically superior to placebo in desensitizing children to peanut exposure by increasing the peanut dose that triggers allergic symptoms. As stated in an accompanying editorial piece, these data are seen as “very good news” for toddlers with peanut allergy.

In November 2023, the Company announced the interim analyses from the first year of the open-label extension of EPITOPE, called EPOPEX, which showed improvement between months 12 and 24 of treatment with the Viaskin Peanut patch across all efficacy parameters. These data were presented at the annual American College of Allergy, Asthma and Immunology (ACAAI) in November 2023.
On November 9, 2023, the Company submitted the protocol for its COMFORT Toddlers supplemental safety study in 1 - 3 years-old to FDA. The Company received comments and queries to the protocol from the FDA on March 11, 2024.

On October 22, 2024, the Company announced positive regulatory updates for the Viaskin Peanut patch in the United States and Europe. DBV agreed to guidance provided by the FDA on a potential pathway under the Accelerated Approval Program for the Viaskin Peanut patch in toddlers ages 1 – 3 years-old.

FDA confirmed that the Company has met Accelerated Approval qualifying criteria 1 and 2. Regarding criterion 3, FDA has provided guidance and suggestion regarding the intermediate clinical endpoint, which the Company has agreed to in informal discussions with the FDA. The Company formalized the Accelerated Approval guidance provided by FDA via submission of a meeting request and confirmed the general elements of the two study components: the COMFORT Toddlers safety study, to be completed before BLA submission, and the confirmatory effectiveness study, including the third Accelerated Approval criterion regarding the intermediate clinical endpoint. The Company expects that the confirmatory study will be initiated by the time of BLA submission and would run in parallel to commercialization in the United States, if the Viaskin Peanut patch is approved.

The Company announced further that it has aligned with FDA on a wear time collection methodology in COMFORT Toddlers that provides a practical approach for subjects and families, is intended to generate sufficient data to support a BLA submission, and places wear time into an acceptable clinical hierarchy relative to other study endpoints. DBV has initiated study start-up activities and plans to screen the first subject in the second quarter of 2025. The company anticipates enrolling approximately 300 - 350 subjects on active treatment into the safety study, which would bring the total Viaskin Peanut patch safety database in toddlers to approximately 600 subjects, consistent with prior FDA guidance. With this path forward, the BLA submission for Viaskin Peanut patch in 1 – 3 years-old under the Accelerated Approval program is anticipated to be supported by:
i. Positive efficacy and safety data from DBV’s previously completed EPITOPE Phase 3 Study; and
ii. Additional safety data generated in COMFORT Toddlers supplemental safety study, which was initiated in June 2025.
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
The Company submitted the protocol for its COMFORT Children supplemental safety study in 4--7-years-old to the FDA on November 29, 2023.On March 24, 2025, the Company announced that in a Written Responses Only to the Company’s Type D IND meeting request the FDA agreed with the Company’s proposal that the safety exposure data from the VITESSE Phase 3 study for Viaskin Peanut patch in 4 – 7-year-olds will be sufficient to support a BLA filing in this age group. As a result, the COMFORT Children supplemental safety study is no longer required and the Company will not conduct the study. The Company will utilize safety data from VITESSE participants randomized to active treatment as well as placebo-crossover participants in the VITESSE Open Label Extension (OLE) study. Accordingly, the Company plans to submit a BLA for the Viaskin Peanut patch in 4-7 year-olds in the first half of 2026 and anticipates potentially accelerating the product launch by approximately one year, subject to FDA approval.
Financing
On March 27, 2025, the Company announced a financing of up to $306.9 million (€284.5 million at $1.0739:1€ as per European Central Bank on March 27, 2025), to advance the Viaskin Peanut patch through BLA submission and U.S. commercial launch, if approved. The financing includes gross proceeds of $125.5 million (€116.3 million) received on April 7, 2025, and up to $181.4 million (€168.2 million) in potential additional gross proceeds that may be received if all the warrants are exercised, subject to satisfaction of specified conditions. The VITESSE Phase 3 study hitting its primary endpoint will trigger an acceleration of the exercise period of some of the warrants. The ABSA Warrants (defined below) will be exercisable from their respective date of issue until the earlier of (i) April 7, 2027 and (ii) 30 days following the publication by the Company of a press release announcing that the ongoing VITESSE trial of the Viaskin Peanut patch in children 4-7 years old met the primary endpoint defined in the VITESSE study protocol, it being specified that (i) the primary measure of treatment effect will be the difference in response rates at Month 12 between active and placebo treatment groups, (ii) the primary analysis will be based on a 2-sided confidence interval (“CI”) for the difference in response rates, and (iii) the primary analysis must be positive according to the success criterion (lower bound of the 2-sided 95% CI of the difference in response rates ≥ 15%) (the “ABSA Warrant Exercise Period”). The exercise of one (1) ABSA Warrant will give the holder the right to subscribe to one point seventy-five (1.75) ABSA Warrant Shares at a price of €1.5939 per ABSA Warrant.

The financing resulted in an immediate dilution of 22.4% and a maximal dilution of up to 73.7% of existing shareholders (on a non-diluted basis) if all the warrants in the Offering are exercised in full.
The financing consisted of:
a share capital increase without preferential subscription rights reserved to categories of persons satisfying determined characteristics pursuant to the 24th resolution of the general meeting of shareholders of May 16, 2024 (the "2024 General Meeting") completed on April 7, 2025 for an amount of $42 million (€38 million), consisting of the issuance of (i) 34,090,004 new shares at a par value of €0.10 (the "New Shares") each with warrants of the Company attached (the "ABSA Warrants", and together with the New Shares, the "ABSA") at a subscription price of €1.1136 per ABSA and (ii) up to 59,657,507 additional new shares, if all the ABSA Warrants attached to the New Shares are exercised (the "ABSA Warrant Shares"); and
the issue through an offering reserved to categories of persons satisfying determined characteristics of 71,005,656 units (the “PFW-BS-PFW”) completed on April 7, 2025 for an amount of $86 million (€79 million) at a subscription price of €1.1136 per PFW-BS-PFW (of which €1.1036 will have been prefunded on the issue date), each PFW-BS-PFW consisting of one pre-funded warrant to subscribe for one share of the Company (the "First Pre-Funded Warrants") and one warrant (the "BS Warrants") to subscribe to one second pre-funded warrants (the "Second Pre-Funded Warrants"), each of which entitles the holder to subscribe for 1.75 shares of the Company (the "Second PFW Shares"), allowing to issue up to 71,005,656 additional new shares if all the First Pre-Funded Warrants are exercised (the "First PFW Shares") and up to 124,259,898 additional new shares if all the Second Pre-Funded Warrants are exercised (the "Second PFW Shares", together with the ABSA Warrant Shares and the First Pre-Funded Warrant Shares, the "Warrant Shares", and together with the New Shares, the "Offered Shares"),(together, the "Offering").
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
The ordinary shares, including the ordinary shares issuable upon exercise of the warrants from the Offering, have not been registered under the Securities Act and may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements. Pursuant to the registration rights agreement with each investor participating in the Offering, the Company filed a registration statement with the SEC registering the resale of the ordinary shares, including the ordinary shares underlying the warrants, issued as part of the Offering.
Taking into account cash and cash equivalents of $103.2 million as of June 2025 and based on its current operations, plans and assumptions, the Company estimates that it has sufficient balance of cash & cash equivalents to fund its operations into the second quarter of 2026.
To properly account for pre-funded warrants under US GAAP, an issuer must first apply ASC 480 – Distinguishing liabilities from equity, and then from ASC 815 – Derivatives and Hedging
ASC 480 – DISTINGUISHING LIABILITIES FROM EQUITY
Under ASC480–10–25, a financial instrument should be classified as liability if :
(i) It is mandatorily redeemable,
(ii) It represents an unconditional obligation to repurchase the issuer’s equity shares,
(i) It requires the issuer to deliver a variable number of share or net cash settlement.
In our view, April 2025 prefunded warrants avoid all ASC 480 triggers as they meet the following conditions :
(i) Freestanding and detachable : they are legally separable from other instruments,
(ii) Fixed exercise terms : they entitle the holder to a fixed number of shares upon exercise,
(iii) No redemption obligations : they do not require the issuer to transfer cash to repurchase shares.
ASC 815 – DERIVATIVES AND HEDGING
ASC 815 – 40 – Contracts in Entity’s Own Equity addresses whether an equity-linked contract, qualifies as equity in the entity’s financial statements.
Indexation to the Company’s own stock
The first condition that must be met for an equity-linked instrument to qualify as equity is to be considered indexed to the entity’s own stock in accordance with ASC 815-40-15.
To determine whether an equity-linked instrument is indexed to the Entity’s own stock, a 2-step analysis must be performed:
Step 1 – Evaluate whether the instrument contains any exercise contingencies, and, if so, whether they disqualify the instrument from being classified as equity,
Step 2 – Assess whether the settlement terms are consistent with equity classification.
Based on the above elements Prefunded warrants are to be indexed to the Company ‘s stock.
Equity classification
As Pre-Funded warrants require a settlement in shares (physical settlement) and neither give rise to a net-cash settlement nor provide the option of settlement in shares or net-cash settlement, they shall be initially classified as equity.
Other conditions necessary for equity classification are met:
1.The Company has sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the warrants could remain outstanding.
2.The contract contains an explicit limit on the number of shares (1 share per First Prefunded warrant and up to 71,005,656 in total and 1.75 share per Second Prefunded warrant and up to 124,259,898 in total) to be delivered in a share settlement. Adjustments to the exercise ratio are subject to the occurrence of specific events and result from the application of determined formulas.
3.There is no required cash payment if DBV S.A. fails to timely file. There is no requirement to net cash settle the contract in the event the entity fails to make timely filings with the Securities and Exchange Commission (SEC).
4.There are no cash settled top-off or make-whole provisions.
April 2025 Prefunded warrants can be classified as equity and shall be accounted for in permanent equity. Subsequent changes in fair value shall not be recognized as long as they continue to be classified as equity.

Legal Proceedings
From time to time, the Company may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The Company is not currently subject to any material legal proceedings.
Note 3: Cash and Cash Equivalents
The following tables summarize the cash and cash equivalents as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Cash	29,371	32,456
Cash equivalents	73,836	—
Total cash and cash equivalents as reported in the statements of financial position	103,207	32,456
Cash equivalents are convertible into cash on 32 days notice at no or insignificant cost, on demand. They are measured using level 1 fair value measurements.
Note 4: Other Current Assets
Other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Research tax credit	2,378	3,980
Other tax claims	10,428	4,452
Prepaid expenses	2,343	1,541
Other receivables	2,885	1,959
Total	18,034	11,932
Research tax credit
The variance in Research Tax Credit is presented as follows:

Amount in thousands of US dollars
Opening research tax credit receivable as of January 1, 2025	3,980
+ Operating revenue	2,217
- Payment received	(4,186)
- Adjustement and currency translation effect	367
Closing research tax credit receivable as of June 30, 2025	2,378
Of which - Non-current portion	—
Of which - Current portion	2,378
The estimated research tax credit for the first six months of the 2025 fiscal year amounts to $2.2 million.
The other tax claims are primarily related to the VAT as well as the reimbursement of VAT that has been requested. Prepaid expenses are comprised primarily of insurance expenses, as well as legal and scientific consulting fees.
Note 5: Lease contracts
Future minimum lease payments under the Company’s operating leases’ right of use as of June 30, 2025 and December 31, 2024, are as follows:

	June 30, 2025			December 31, 2024
	Real Estate	Other assets	Total	Real Estate	Other assets	Total
Current portion	1,287	77	1,365	810	26	836
Year 2	1,336	42	1,378	1,222	7	1,228
Year 3	1,345	7	1,352	1,230	7	1,237
Thereafter	5,017	5	5,022	5,127	9	5,136
Total minimum lease payments	8,986	131	9,117	8,388	49	8,437
Less: Effects of discounting	(1,415)	(7)	(1,422)	(1,463)	(23)	(1,486)

Present value of lease liabilities	7,571	124	7,695	6,925	26	6,951
Less: current portion	(926)	(72)	(998)	(648)	(6)	(654)
Long-term lease liabilities	6,645	51	6,696	6,278	20	6,297
Weighted average remaining lease term (years)	7.17	0.03		7.49	0.02
Weighted average discount rate	5.13%	0.08%		5.02%	0.02%
The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	June 30,
	2025	2024
Operating lease expense / (income)	562	1,255
Net termination impact		(70)
Net restructuring impact	(26)
Supplemental cash flow information related to operating leases is as follows for the period June 30, 2025 and 2024:

	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	180	1,019

Note 6: Trade Payables and Other Liabilities
6.1 Trade Payables
Trade payables increased by $18.8 million as of June 30, 2025, compared to December 31, 2024, reflecting the increase in clinical trials spent and manufacturing.
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each fiscal period presented.
6.2 Other Liabilities
The following tables summarize the other liabilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Other current liabilities	Other non-current liabilities	Total	Other current liabilities	Other non-current liabilities	Total
Employee related liabilities	6,293	—	6,293	7,294	—	7,294
Tax liabilities	625	—	625	188	—	188
Other debts	600	—	600	846	—	846
Total	7,518	—	7,518	8,328	—	8,328
The Employee related liabilities include short-term debt to employees including social welfare, tax agency obligations and bonus provision. The variance versus year end is due to bonus accruals.
Note 7: Shareholders’ equity
The share capital as of June 30, 2025 is set at the sum of €13,697,370 ( $15,393 thousands converted to USD at historical rates). It is divided into 136,973,697 fully authorized, subscribed and paid-up ordinary shares with a par value of €0.10.
Pursuant to the authorizations granted by the Combined General Meeting of Shareholders of June 11, 2025, DBV Technologies S.A.'s net income for the year ended December 31, 2024 was allocated to retained earnings, leaving a debit balance of 102,284,799.30 euros.
The share premium account was cleared and its full amount (35,154,861.25 euros) was charged, leaving a debit balance of 67,129,938.05 euros on the retained earnings account.

Pursuant to the delegations of authority granted by the Combined General Meeting of Shareholders of May 16, 2024 (“the 2024 Meeting”) under the terms of the 24th and 30th resolutions of the 2024 Meeting, the Board of Directors of the Company (“the Board”), at its meeting of March 27, 2025, for a maximum nominal amount of 28,929,000:
•noted that the offering would consist of a capital increase with cancellation of preferential subscription rights, reserved exclusively for the beneficiaries defined in the 24th resolution of the 2024 Meeting, by way of an issue of:
–ordinary shares (the “New Shares”) each with warrants attached (the “ABSA Warrants”, and together with the New Shares, the “ABSA”) to subscribe to 1.75 ordinary shares (the “ABSA Warrant Shares”); and
–units (the “PFW-BS-PFW”) consisting of (i) one pre-funded warrant (each a “First Pre-Funded Warrant”) giving the right, in the event of exercise, to 1 ordinary share of the Company (each a “First PFW Share”) and (ii) 1 warrant (each a “BS Warrant”) to purchase 1 pre-funded warrant (each a “Second Pre-Funded Warrant”) giving the right, in the event of exercise, to 1.75 ordinary shares of the Company (the “Second PFW Shares”, together with the ABSA Warrant Shares and the First Pre-Funded Warrant Shares, the “Warrant Shares”, and together with the New Shares, the “Offered Shares”),
(together, the “Offering”).
•decided on the principle of:
–a capital increase in cash with cancellation of the shareholders' preferential subscription right by way of an offer reserved to certain categories of investors by the issuance of ABSA;
–issuing PFW-BS-PFW with cancellation of the shareholders' preferential subscription right by way of an offer reserved to certain categories of investors;
– one or more capital increase(s) in cash with cancellation of the shareholders' preferential subscription right for the benefit of the holders of ABSA Warrants, First Pre-Funded Warrants, BS Warrants and Second Pre-Funded Warrants.
•granted a number of authorizations for the purpose of carrying out the capital increase(s);
•sub-delegated its authority to the Chief Executive Officer for the purpose of implementing the financing and record the final completion of the capital increase in respect of the New Shares and of all capital increases in respect of the Warrant Shares.
On March 27, 2025, acting under the sub-delegation granted to it by the Board in its decisions of March 27, 2025, and after having noted that the volume average price of the Company’s shares on Euronext Paris, calculated over 5 consecutive trading sessions out of the last 30 trading sessions preceding the setting of the price (i.e. the sessions of March 13, 14, 17, 18 and 19, 2025 is 0.8989 euro (the “Reference Share Price”) and the Reference Share Price less a 15% discount is equal to 0.7641 euro, the Chief Executive Officer :
•decided consequently to set the price of each ABSA at 1.1136 euros, corresponding to a premium of 23.89% compared to the Reference Share Price (the “ABSA Price”);
•decided that the issue price of each PFW-BS-PFW is equal to the ABSA Price and corresponds to the price of the First Pre-Funded Warrants to be paid up on the date of issue of the PFW-BS-PFW and to the balance of the exercise price of the First Pre-Funded Warrants equal to 0.01 euro per First Pre-Funded Warrant;
•decided, making use of the 24th resolution of the 2024 General Meeting, in accordance with Article L.225-138 of the French Commercial Code, to
(i) increase the share capital of the Company in cash through the issuance, sale and delivery of 34,090,004 ABSA to be subscribed for at a subscription price of 1.1136 euros per ABSA (i.e. 0.10 par value and 1.0136 euros of issue premium), with cancellation of the shareholders' preferential subscription right within the framework of the Offering, to be fully paid up at the time of subscription, i.e. a capital increase of a nominal amount of 3,409,000.40 euros, and
(ii) issue, sale and deliver 71,005,656 PFW-BS-PFW at an aggregate price of 1.1136 euros per PFW-BS-PFW with cancellation of the shareholders' preferential subscription right within the framework of the Offering, to be fully paid up at the time of subscription;
On April 07, 2025, the Chief Executive Officer noted: (i) that the 34,090,004 new ordinary shares with a nominal amount of €0.10 have been fully subscribed and fully paid up, (ii) the final completion of the capital increase, and (iii) the share capital of the Company has consequently been increased from €10,285,886.80, divided into 102,858,868 shares, to €13,694,887.20, divided into 136,948,872 shares with a nominal value of €0.10.
Note 8: Share-Based Payments
The Board of Directors has been authorized at the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options plan (“SO”), and non-employee warrants (Bons de Souscription d’Actions or “BSA”).
During the three months ended June 30, 2025, the Company granted 215,000 stock options and 35,000 restricted stock units to one employee.
There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 12 to the consolidated financial statements included in the Annual Report.
Change in Number of BSA/SO/RSU:

	Number of outstanding
	BSA	SO	RSUs
Balance as of December 31, 2024	244,693	10,452,903	2,813,366
Granted during the period	—	215,000	35,000
Forfeited during the period	—	(66,100)	(82,850)
Exercised/released during the period	—	—	(36,192)
Expired during the period	(49,185)	(128,100)	—
Balance as of June 30, 2025	195,508	10,473,703	2,729,324

Share-based payments expense reflected in the condensed consolidated statements of operations is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Research & development	SO	(352)	(456)	(734)	(969)
	RSU	(191)	(241)	(390)	(497)
Sales & marketing	SO	(13)	(20)	(25)	(43)
	RSU	(6)	(9)	(12)	(18)
General & administrative	SO	(597)	(700)	(1,594)	(1,730)
	RSU	(86)	(100)	(192)	(226)
Total share-based compensation (expense)		(1,246)	(1,525)	(2,947)	(3,483)
Note 9: Contingencies
The following tables summarize the contingencies as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Current contingencies	117	122
Non-current contingencies	1,084	838
Total contingencies	1,201	961
The changes in contingencies are as follows:

	Pension retirement obligations	Other contingencies	Total
At January 1, 2025	838	122	961
Increases in liabilities	70	109	179
Used liabilities	—	(126)	(126)
Actuarial gains and losses on defined-benefit plans	44	—	44
Currency translation effect	132	11	143
At June 30, 2025	1,084	117	1,201
Of which current	—	117	117
Of which non-current	1,084	—	1,084
The Company does not hold any plan assets related to long-term employee benefit for any of the periods presented. There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 13 to the consolidated financial statements included in the Annual Report.
Note 10: Operating income
The following table summarizes the operating income during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research tax credit	1,465	1,161	2,217	2,568
Total	1,465	1,161	2,217	2,568
The decrease in Research tax credit during the six months ended June 30, 2025 was primarily due to the fact that a greater proportion of clinical studies activities were carried out in North America and were therefore not eligible to the French Research tax credit in 2025 compared to 2024, whereas the increase in Research tax credit during the three months ended June 30, 2025 was primarily due to the fact that more eligible activities have been carried out in the period, in particular with the launch of COMFORT Toddlers clinical trial explaining the increase of the research tax credit on a 3 months basis compared to a decrease on a 6 months basis.
Note 11: Operating Expenses
The Company had an average of 109 employees during the six months ended June 30, 2025, in comparison with an average of 106 employees during the six months ended June 30, 2024. The increase is mainly due to hiring to support development activities and quality activities.
The following table summarizes the allocation of personnel expenses by function during the six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and Development expenses	5,697	5,177	10,327	10,225
Sales & Marketing expenses	194	233	350	567
General & Administrative expenses	3,908	3,413	6,904	6,650
Total personnel expenses	9,799	8,824	17,581	17,442
The following table summarizes the allocation of personnel expenses by nature during the six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Wages and salaries	6,690	5,540	11,367	10,684
Social security contributions	1,827	1,515	3,197	2,722
Expenses for pension commitments	36	244	70	553
Share-based payments	1,245	1,525	2,947	3,483
Total	9,799	8,824	17,581	17,442
The increase in personnel expenses is due to (1) recruitments made during the second quarter of 2024 for which personnel costs are recognized for a full period at end-June 2025, and (2) retroactive payment to January 1st of salary increases in the second quarter of 2025.
Note 12: Commitments
There were no significant changes in other commitments from those disclosed in Note 17 to the consolidated financial statements included in the  Annual Report.
Note 13: Relationships with Related Parties
There were no changes in the nature of the transactions from those described in Note 18 to the consolidated financial statements included in the Annual Report.
As part of the financing announced in a press release on March 27, 2025, the Company's Board of Directors on March 27, 2025 authorized 3 new transactions with related parties, in accordance with article L 225-38 of the French Commercial Code:
–The signature of a Securities Purchase Agreement between the Company and Baker Brothers Advisors LP, a shareholder of the Company owning a fraction of the voting rights above 10% ;
–The signature of a Securities Purchase Agreement between the Company and BPIfrance Participations SA, a shareholder with a permanent representative at the Company's Board of Directors;
–The signature of a Registration Rights Agreement between the Company and its investors, in particular Baker Brothers Advisors LP and BPIfrance Participations SA.
Note 14: Loss Per Share
Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the six-month periods ended June 30, 2025 and 2024, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive as a result of the Company’s net loss.
The following is a summary of the ordinary share equivalents that were excluded from the calculation of diluted net loss per share as of June 30, 2025 and 2024 indicated in number of potential shares:

	As of June 30,
	2025	2024
Non-employee warrants	195,508	244,693
Stock options	10,473,703	7,535,091
Restricted stock units	2,729,324	2,188,071
Prefunded warrants	127,361,991	28,276,331
Note 15: Events after the Close of the Period
None

Note 16: Reportable segment disclosure

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Clinical studies	16,258	13,056	23,060	21,229
BLA & Regulatory	2,298	1,610	3,683	3,090
Medical Affairs & Other Medical	2,009	1,626	3,967	4,290
Research & Innovation	342	575	1,086	765
Manufacturing & Supply and Quality	12,786	8,507	23,380	17,403
Sales & Marketing	419	986	681	1,744
General & Administrative	8,463	8,643	14,089	16,447
Total expenses	42,575	35,003	69,946	64,968
The Company operates and is managed as one operating segment driving expenses for the development of the Viaskin Peanut patch. The Company’s R&D organization is primarily responsible for the development and registration efforts of the Viaskin Peanut patch. The Company’s technical operations group is responsible for the development of manufacturing processes, supplying clinical drug product. The Company is also supported by corporate staff functions.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Report and with our audited financial statements and related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on April 11, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 28, 2025, and as amended further by Amendment No. 2 on Form 10-K/A filed with the SEC on May 14, 2025, or the Annual Report. This discussion and other parts of this Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause such differences are discussed in the section of this Report titled “Special Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in the Annual Report.
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
Our most advanced product candidate is the Viaskin Peanut patch, evaluated as a potential immunotherapy for children with peanut allergy in eleven clinical trials, including four Phase 2 trials and four completed Phase 3 trials. We are advancing two separate Viaskin Peanut product candidates in parallel to support two potential Biologics License Applications (BLAs) in two distinct age groups: one in toddlers ages one through three with the original (square) patch, and one in children ages four through seven with the modified (circular) patch.
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

On July 30, 2024, the Company announced that it and the FDA had been engaged in ongoing dialogue since May 2023 on the COMFORT Toddlers supplemental safety study in 1 – 3-years-old with a peanut allergy. The study protocol was submitted on November 9, 2023, with comments provided by FDA on March 11, 2024. After March, much of the dialogue between DBV and FDA regarding the COMFORT Toddlers supplemental study had focused on patch wear-time experience, including how prescribers would advise parents and caregivers to manage day-to-day variability in patch wear time. The Company proposed an approach, informed by the EPITOPE efficacy data, that focuses on the user experience during the first 90-days of treatment. The Company submitted to the FDA draft labeling for Section 2 – Dosing and Administration, for a potential Viaskin Peanut Prescribing Information (PI), along with comprehensive supportive data and analyses. Within the first 90-days of treatment (excluding the lead-in dosing period) it is possible to identify those patients who are very likely to have a robust clinical efficacy response based on patch wear time experience (i.e., “Label-in” patients). The proposed PI recommends continuation of treatment for these patients. With the same 90-day approach, patients less likely to have a robust clinical efficacy response, identified by their patch wear-time experience, would be identified as “Label-out” patients. In these instances, the PI would recommend a shared decision-making process, between the health care provider and the parent or caregiver, to determine whether treatment should be discontinued.
On October 22, 2024, the Company announced positive regulatory updates for the Viaskin Peanut patch in the United States and Europe. DBV agreed to guidance provided by the FDA on a potential pathway under the Accelerated Approval Program for the Viaskin Peanut patch in toddlers ages 1 – 3 years-old. FDA confirmed that the Company has met Accelerated Approval qualifying criterion 1 and 2 . Regarding criterion 3, FDA provided guidance and suggestion regarding the intermediate clinical endpoint, which the Company agreed to in informal discussions with the FDA. The Company formalized the Accelerated Approval guidance provided by FDA via submission of a meeting request and confirmed the general elements of the two study components: the COMFORT Toddlers safety study, to be completed before BLA submission, and the confirmatory effectiveness study, including the third Accelerated Approval criterion regarding the intermediate clinical endpoint. The Company expects that the confirmatory study will be initiated by the time of BLA submission and would run in parallel to commercialization in the United States, if the Viaskin Peanut patch is approved.

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
i. Positive efficacy and safety data from DBV’s previously completed EPITOPE Phase 3 Study; and
ii. Additional safety data generated in COMFORT Toddlers supplemental safety study, which was initiated in June quarter of 2025.

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

On June 25, 2025, the Company announced that the first subject was screened in COMFORT Toddlers supplemental safety study in peanut allergic toddlers 1 – 3 years old.

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
Business Trends and Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. dollars, for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024	$ change	% of change
Operating income	1,465	1,161	303	26%
Operating expenses
Research and development expenses	(33,693)	(25,374)	(8,319)	33%
Sales and marketing expenses	(419)	(986)	567	(58)%
General and administrative expenses	(8,463)	(8,643)	180	(2)%
Total Operating expenses	(42,575)	(35,003)	(7,572)	22%
Financial income (expense)	(648)	726	(1,374)	(189)%
Income tax	(117)	—	(117)	—%
Net loss	(41,875)	(33,116)	(8,759)	26%
Operating Income
The following table summarizes our operating income during the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ change	% of change
Other income	1,465	1,161	303	26%
Research tax credit	1,465	1,161	303	26%
Total operating income	1,465	1,161	303	26%
Research tax credit increased by $0.3 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 primarily due to a greater proportion of activities eligible to receive the Research tax credit carried out in the second quarter 2025 than in the second quarter 2024, and in particular with the launch of COMFORT Toddlers clinical trial.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended June 30, 2025 and 2024:

Research and Development expenses	Three Months Ended June 30,
	2025	2024	$ change	% of change
External clinical-related expenses	25,508	18,466	7,042	38%
Employee-related costs	5,153	4,481	672	15%
Share-based payment expenses	543	696	(153)	(22)%
Depreciation, amortization and other costs	2,488	1,731	757	44%
Total Research and Development expenses	33,693	25,374	8,319	33%
Research and Development expenses increased by $8.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
External clinical-related expenses increased by $7.0 million mainly due to (1) the launch of the COMFORT Toddlers study following alignment with the FDA, (2) the progress of the VITESSE phase 3 clinical study, and (3) regulatory and production activities to support ongoing clinical trials.
Employee-related costs increased by $0.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase is due to (1) recruitments made during the second quarter of 2024, mainly based in the United States in Medical, Quality and Regulatory Affairs, for which a full quarter of personnel costs are recognized at end-June 2025, and (2) retroactive payment to January 1st of salary increases in the second quarter of 2025.
Depreciation, amortization and other costs increased by $0.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. which comprised a favorable accrual reversal following the termination of the Collaboration Agreement with NESTEC,

Sales and Marketing Expenses
The following table summarizes our sales and marketing expenses incurred during the three months ended June 30, 2025 and 2024:

Sales & Marketing expenses	Three Months Ended June 30,
	2025	2024	$ change	% of change
External professional services	154	375	(100)	(39)%
Employee-related costs	175	224	(171)	(49)%
Share-based payment expenses	19	30	(10)	(34)%
Depreciation, amortization and other costs	71	358	(287)	(80)%
Total Sales & Marketing expenses	419	986	(567)	(58)%
Sales and marketing expenses have decreased by $0.6 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024 mainly due to (1) lower Sales and Marketing activities, (2) lower sales headcount (down to 1 employee at the end of June 2024 compared with 2 employees for the same period of the previous year, following a transfer of assignment from sales to overheads) and (3) lower travel expenses.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2025 and 2024:

General & Administrative expenses	Three Months Ended June 30,
	2025	2024	$ change	% of change
External professional services	2,552	3,162	(610)	(19)%
Employee-related costs	3,225	2,614	611	23%
Share-based payment expenses	683	799	(116)	(15)%

Depreciation, amortization and other costs	2,003	2,067	(64)	(3)%
Total General & Administrative expenses	8,463	8,643	(180)	(2)%
General and Administrative expenses decreased by $0.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

External professional services decreased by $0.6 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 mainly due to (1) one-time costs associated with financing activities and (2) lower lease costs following office moves in France and the U.S.
Employee-related costs, excluding share-based payments, increased by $0.6 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 due to (1) recruitments made during the second quarter of 2024 for which a full quarter of personnel costs are recognized at end-June 2025, and (2) retroactive payment to January 1st of salary increases in the second quarter of 2025 instead of the first quarter 2024.
Depreciation, amortization and other costs decreased by $0.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 mainly due to (1) a lower lease cost in France and (2) a reduction in travel expenses.
Financial Income (Expense)
Our financial expense was $0.6 million for the three months ended June 30, 2025, compared to a financial income of $0.7 million for the three months ended June 30, 2024. This item mainly includes the financial income on our financial assets and foreign exchange result due to the appreciation of EUR vs USD in Q2 2025.
Income Tax
Our income tax expense was $117 thousands for the three months ended June 30, 2025 and was nil for the three months ended June 30, 2024.
Net Loss
Net loss was $41.9 million for the three months ended June 30, 2025, compared to $33.1 million for the three months ended June 30, 2024. Net loss per share (based on the weighted average number of shares outstanding over the period) was $ (0.31) and $ (0.34) for the three months ended June 30, 2025 and 2024, respectively.

Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. dollars, for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024	$ change	% of change
Operating income	2,217	2,568	(351)	(14)%
Operating expenses
Research and development expenses	(55,176)	(46,777)	(8,399)	18%
Sales and marketing expenses	(681)	(1,744)	1,063	(61)%
General and administrative expenses	(14,089)	(16,447)	2,358	(14)%
Total Operating expenses	(69,946)	(64,968)	(4,978)	8%
Financial income (expense)	(1,109)	1,986	(3,095)	(156)%
Income tax	(117)	(48)	(69)	143%
Net loss	(68,954)	(60,461)	(8,493)	14%
Operating Income
The following table summarizes our operating income during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ change	% of change
Other income	2,217	2,568	(351)	(14)%
Research tax credit	2,217	2,568	(351)	(14)%
Total operating income	2,217	2,568	(351)	(14)%
During the six months ended June 30, 2025 we generated an Operating Income of $2.2.million compared to $2.6.million during the six months ended June 30, 2024.
Other operating income was nil for the six months ended June 30, 2025
Research tax credit decreased by $0.4 million  for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 primarily due to the fact that a greater proportion of clinical studies activities were carried out in North America and therefore not eligible for the French Research tax credit.

Operating Expenses
Research and Development Expenses
The following table summarizes our R&D expenses incurred during the six months ended June 30, 2025 and 2024:

Research and Development expenses	Six Months Ended June 30,
	2025	2024	$ change	% of change
External clinical-related expenses	39,466	32,492	6,974	21%
Employee-related costs	9,203	8,759	444	5%
Share-based payment expenses	1,124	1,466	(342)	-23%
Depreciation, amortization and other costs	5,383	4,060	1,323	33%
Total Research and Development expenses	55,176	46,777	8,399	18.0%
Research and Development expenses increased by $8.4 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
External clinical-related expenses increased by $7.0 million mainly due to (1) the launch of the COMFORT Toddlers study following alignment with the FDA, (2) the progress of the VITESSE phase 3 clinical study, and (3) regulatory and production activities to support ongoing clinical trials.
Employee-related costs increased by $0.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase is due to recruitments made during the second quarter of 2024, mainly based in the United States in Medical, Quality and Regulatory Affairs, for which six months of personnel costs are recognized at June 30, 2025 compared with two to three months at June 30, 2024.
Depreciation, amortization and other costs increased by $1.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase is mainly due to a $1.1 million provision reversal at June 30, 2024, following the termination of the Collaboration Agreement with NESTEC, which reduced last year's charge.
Sales and Marketing expenses
The following table summarizes our sales and marketing expenses incurred during the six months ended June 30, 2025 and 2024:

Sales & Marketing expenses	Six Months Ended June 30,
	2025	2024	$ change	% of change
External professional services	258	587	(329)	-56.0%
Employee-related costs	312	506	(194)	-38.3%
Share-based payment expenses	37	61	(24)	-39.2%
Depreciation, amortization and other costs	72	589	(517)	-87.7%
Total Sales & Marketing expenses	681	1,744	(1,063)	-61.0%
Sales and Marketing expenses decreased by $1.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, mainly due to (1) lower Sales and Marketing activities, (2) lower sales headcount (down to 1 employee at June 30, 2024 compared with 2 employees for the same period of the previous year, following a transfer of assignment from sales to overheads) and (3) lower travel expenses.
General and Administrative expenses
The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2025 and 2024:

General & Administrative expenses	Six Months Ended June 30,
	2025	2024	$ change	% of change
External professional services	3,604	5,595	(1,990)	-35.6%
Employee-related costs	5,119	4,694	425	9.1%
Share-based payment expenses	1,786	1,956	(170)	-8.7%
Depreciation, amortization and other costs	3,580	4,203	(622)	-14.8%
Total General & Administrative expenses	14,089	16,447	(2,358)	-14.3%
General and Administrative expenses decreased by $2.4 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
This decrease derives from decrease in external professional services due to non-recurring costs incurred in the first half of 2024 associated with (1) office relocations in France and the United States, (2) financing activities and (3) activities related to the Company's trademarks and patents.
Employee-related costs increased by $0.4 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase is mainly due to the recruitment carried out during the second quarter of 2024.
Depreciation, amortization and other costs decreased by $0.6 million mainly due to (1) the reduction in rent in France office following the move to new premises in Châtillon, (2) the reduction in insurance policies and (3) limited travel over the first half of 2025.

Financial income (expense)

Our financial expense was $1.1 million for the six months ended June 30, 2025, compared to a financial income of $2.0 million for the six months ended June 30, 2024. This item mainly includes financial income on our financial assets and a unfavorable foreign exchange result..
Income tax
Our income tax expense was $117 thousand for the six months ended June 30, 2025 compared to $48 thousand for the six months ended June 30, 2024.
Net loss
Net loss was $69.0 million for the six months ended June 30, 2025, compared to $60.5 million for the six months ended June 30, 2024. Net loss per share (based on the weighted average number of shares outstanding over the period) was $(0.58) and $(0.63) for the six months ended June 30, 2025 and 2024, respectively.
Liquidity and Capital Resources
Financial Condition
On June 30, 2025, we had $103.2 million in cash and cash equivalents compared to $32.5 million of cash and cash equivalents on December 31, 2024.

On March 27, 2025, the Company announced the 2025 financing (PIPE), as further described below, of up to $306.9 million (€284.5 million), to advance Viaskin® Peanut Patch through BLA submission and U.S. commercial launch, if approved.
On April 7, 2025, the Company received gross proceeds of $125.5 million (€116.3 million) from the issuance of securities including, ABSAs and PFW-BS-PFWs, as described in the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2025 filed with the SEC on April 30, 2025.
With the receipt of the aforementioned proceeds, and based on its current operations, plans, and assumptions examined by the Board on June 23, 2025, the Company estimates that its cash and cash equivalents are sufficient to fund its operations into the second quarter of 2026. As such, there is substantial doubt regarding our ability to continue as a going concern.
The Company financing also includes an aggregate of up to $181.4 million (€168.2 million) in gross proceeds if all warrants are exercised, subject to satisfaction of specified conditions. The VITESSE Phase 3 study hitting its primary endpoint will trigger an acceleration of the exercise period of the warrants. DBV expects that the proceeds of this funding will be used for working capital and general corporate purposes, to finance the continued development of the Viaskin Peanut program, to finance the preparation and submission of a potential Biologics License Application (“BLA”) and, to finance the readiness of a launch of Viaskin peanut in the US, if approved.
Sources of Liquidity and Material Cash Requirements
On March 27, 2025, the Company entered into securities purchase agreements (together, the “Securities Purchase Agreements”) pursuant to which the Company agreed to issue and sell to various investors in a private placement (the “2025 PIPE”) the following securities:
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
We may seek additional capital as we prepare for the launch of the Viaskin Peanut patch, if approved, and continue other research and development efforts. We may seek to finance our future cash needs through a combination of public or private equity or debt financings, collaborations, license and development agreements and other forms of non-dilutive financings.
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
Operating Leases

Our corporate headquarters are located in Châtillon, France. Our principal offices occupy a 2,447 square meters facility, pursuant to a lease agreement dated November, 2023 and represents $6.8 million cash requirement as of June 30, 2025. The lease term ends in March, 2033.

Our primary U.S. office is located in Warren, New Jersey. In February 2024, we entered into a sublease agreement, commencing on March 19, 2024 and effective for 70 months, for an office of 16,704 square feet in Warren, New Jersey. The Warren office represent a $1.6 million cash requirement as of June 30, 2025 which expires December 31, 2029.
We also leased 5,799 square feet intended to support our U.S. operations in Basking Ridge, New Jersey, which commenced on April 1, 2022 and expired May 31, 2025. The Basking Ridge office represents a $26 thousand cash requirement as of June 30, 2025.

There have been no material changes in our operating leases from those disclosed in the Annual Report.
Purchase Obligations - Obligations Under the Terms of CRO Agreements
In preparation of the launch of our clinical trials for Viaskin Peanut, we signed agreements with several contract research organizations. As of June 30, 2025 expenses associated with the ongoing trials amounted globally to $272.7 million compared to $170.3 million as of December 31, 2024.
This increase is mainly due to the launch of the COMFORT Toddlers study following alignment with the FDA, and the progress of the VITESSE phase 3 clinical study.
Summary Statement of Cash Flows
The table below summarizes our sources and uses of cash for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
(Amounts in thousands of U.S. Dollars)	2025	2024	$ change	% of change
Net cash flow used in operating activities	(53,573)	(69,765)	16,192	(23)%
Net cash flow used in investing activities	(413)	(1,441)	1,027	(71)%
Net cash flow provided by (used in) financing activities	116,992	(95)	117,087	(123261)%
Effect of exchange rate changes on cash and cash equivalents	7,746	(3,853)	11,600	(301)%
Net (decrease) increase in cash and cash equivalents	70,752	(75,154)	145,906	(194)%
Operating Activities
Our net cash flows used in operating activities were $53.6 million and $69.8 million during the six months ended June 30, 2025 and 2024, respectively. Our net cash flows used in operating activities decreased by $16.2 million as our costs and expenses have been contained and payment terms extended during the Company’s financing period.
The decrease compared to last year is mainly due to (1) the reduction of external expenses related to completed or expiring clinical trials for $3.4 million, (2) the deferral of Research & Development activities to support clinical trial progress through regulatory affairs, medical affairs, the manufacturing platform and procurement activities for $5.1 million, and (3) deferrals of Sales & Marketing activities, travel expenses and savings on insurance policies.
Investing Activities
Our net cash flows used in investing activities were $0.4 million and $1.4 million during the six months ended June 30, 2025 and 2024 respectively. The variance is primarily explained by capitalized costs for the headquarters move to Châtillon.
Financing Activities
Our net cash flows from financing activities were $117.0 million for the six months ended June 30, 2025 compared to $(95) thousand for the six months ended June 30, 2024. This increase is due to the financing operation completed on April 7, 2025.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on its evaluation as of June 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report. As of June 30, 2025, substantial doubt exists about our ability to continue as a going concern due to ongoing operating losses and liquidity challenges. While management has plans to address these issues, there is no assurance these plans will be successful, which could materially impact our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2025,we issued the following unregistered securities:
•On January 9, 2025, the issuance of an aggregate of 7,300 ordinary shares to U.S. employees upon settlement of RSUs;;
•On January 29, 2025, the issuance of an aggregate of 1,462 ordinary shares to U.S. employees upon settlement of RSUs;
•On March 23, 2025, the issuance of an aggregate of 2,605 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs;
•On March     27, 2025, we entered into the Securities Purchase Agreements with Investors to which we agreed to issue and sell to the Investors (i) 34,090,004 New Shares, each with ABSA Warrants at a subscription price of €1.1136 per ABSA, and (ii) 71,005,656 First Pre-Funded Warrants at a subscription price of €1.1036 (which equals the per New Share subscription price less the exercise price of €0.01), which was completed on April 7, 2025;
•On May 12, 2025, the issuance of an aggregate of 400 ordinary shares to U.S. employees upon settlement of RSUs;
•On May 19, 2025, the issuance of an aggregate of 2,500 ordinary shares to non-U.S. employees upon settlement of RSUs; and
•On May 22, 2025, the issuance of an aggregate of 21,925 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, none of our directors and officers (as defined in Rule16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trade arrangement” as those terms are defined in Item 408 of Regulations S-K.

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

DBV Technologies S.A. (Registrant)
Date: July 29, 2025	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)
Date: July 29, 2025	By:	/s/ Virginie Boucinha
Virginie Boucinha
Chief Financial Officer
(Principal Financial and Accounting Officer)