Form 10-Q
period 2025-09-30
DBV Technologies S.A.
filed 2025-10-28
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
☐ Yes ☒ No
As of October 27, 2025, the registrant had 169,113,619 ordinary shares, nominal value €0.10 per share, outstanding including treasury shares.

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
•plans and expectations with respect to the COMFORT Toddlers supplemental safety study of Viaskin Peanut patch in 1-3 years-old;
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
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on April 11, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 28, 2025, and as amended further by Amendment No. 2 on Form 10-K/A filed with the SEC on May 14, 2025 (the “Annual Report”). As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in thousands, except share and per share data)

	Note	September 30, 2025	December 31, 2024
Assets
Current assets :
Cash and cash equivalents	3	$69,837	32,456
Other current assets	4	19,045	11,932
Total current assets		88,882	44,388
Property, plant, and equipment, net		10,536	11,306
Right-of-use assets related to operating leases	5	5,594	5,502
Intangible assets		21	40
Other non-current assets		5,462	4,423
Total non-current assets		21,613	21,271
Total Assets		$110,495	65,658
Liabilities and shareholders' equity
Current liabilities:
Trade payables	6	$39,816	22,032
Short-term operating leases	5	1,001	654
Current contingencies	9	218	122
Other current liabilities	6	8,449	8,328
Total current liabilities		49,485	31,136
Long-term operating leases	5	6,690	6,297
Non-current contingencies	9	1,466	838
Total non-current liabilities		8,156	7,135
Total Liabilities		$57,641	38,271
Shareholders’ equity :
Ordinary shares, €0.10 par value; 136,975,159 and 102,847,501 shares authorized, and issued as at September 30, 2025 and December 31, 2024, respectively		$15,394	11,651
Additional paid-in capital		392,062	315,613
Treasury stock, 159,651 and 266,868 ordinary shares as of September 30, 2025 and December 31, 2024, respectively, at cost		(1,123)	(1,309)
Accumulated deficit		(348,301)	(286,375)
Accumulated other comprehensive income		502	905
Accumulated currency translation effect		(5,681)	(13,097)
Total Shareholders’ equity	7	$52,854	27,387
Total Liabilities and Shareholder's equity		$110,495	65,658
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands, except share and per share data)

	Note	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Operating income	10	$2,774	1,072	4,991	3,640
Operating expenses	11
Research and development expenses		(28,615)	(23,662)	(83,790)	(70,438)
Sales and marketing expenses		(1,178)	(519)	(1,858)	(2,263)
General and administrative expenses		(7,259)	(7,220)	(21,348)	(23,667)
Total Operating expenses		(37,051)	(31,401)	(106,997)	(96,368)
Loss from operations		(34,277)	(30,328)	(102,005)	(92,728)
Financial income (expense)		1,113	(113)	4	1,873
Loss before taxes		(33,164)	(30,442)	(102,001)	(90,855)
Income tax		—	—	(117)	(48)
Net loss		$(33,164)	(30,442)	(102,118)	(90,903)
Foreign currency translation differences, net of taxes		(480)	3,825	7,415	(202)
Actuarial gains or losses on employee benefits, net of taxes		(359)	(41)	(403)	(33)
Comprehensive loss		$(34,003)	(26,658)	(95,106)	(91,138)
Basic/diluted Net loss per share attributable to shareholders	14	$(0.24)	(0.32)	(0.82)	(0.95)
Weighted average shares outstanding used in computing per share amounts:		136,811,952	96,201,476	124,723,638	96,187,868
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Notes	Nine Months Ended September 30,
		2025	2024
Net loss for the period		$(102,118)	(90,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accrued contingencies		2,504	(1,563)
Expenses related to share-based payments	8	3,463	5,073
Inventory write-downs		13,931	1,388
Other elements		1,014	669
Changes in operating assets and liabilities:
Decrease (increase) in inventories and work in progress		(13,931)	(1,388)
Decrease (increase) in other current assets		(4,951)	(4,153)
(Decrease) increase in trade payables		14,283	(1,090)
(Decrease) increase in other current and non-current liabilities		(659)	(1,225)
Change in operating lease liabilities and right of use assets		457	970
Net cash flow used in operating activities		(86,008)	(92,222)
Cash flows used in investing activities :
Change in property, plant, and equipment		(159)	(2,463)
Change in non-current financial assets		(496)	913
Net cash flows used in investing activities		(654)	(1,550)
Cash flows provided by financing activities :
Treasury shares		186	(88)
Capital increases, net of transaction costs		116,936	—
Net cash flows provided by financing activities		117,122	(88)
Effect of exchange rate changes on cash and cash equivalents		6,921	(1,065)
Net (decrease) / increase in cash and cash equivalents	3	37,381	(94,925)
Net Cash and cash equivalents at the beginning of the period		32,456	141,367
Net cash and cash equivalents at the end of the period		$69,837	46,441
The Company now presents inventory write-downs separately from the “Decrease (Increase) in inventories and work in progress” line item. Comparative information has been updated accordingly to ensure consistency.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in thousands, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2024	96,431,770	10,972	377,468	(1,263)	(238,862)	742	(8,871)	140,187
Net (loss)	—	—	—	—	(27,345)	—	—	(27,345)
Other comprehensive income (loss)	—	—	—	—	—	(59)	(3,026)	(3,084)
Issuance of ordinary shares	2,599	—	—	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	(62)	—	—	—	(62)
Share-based payments	—	—	1,958	—	—	—	—	1,958
Allocation of accumulated net losses			—			—	—	—
Balance at March 31, 2024	96,434,369	10,972	379,426	(1,325)	(266,207)	683	(11,897)	111,654
Net (loss)	—	—	—	—	(33,116)	—	—	(33,116)
Other comprehensive income (loss)	—	—	—	—	—	67	(1,001)	(934)
Issuance of ordinary shares	58,709	6	(6)	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	(33)	—	—	—	(33)
Share-based payments	—	—	1,525	—	—	—	—	1,525
Allocation of accumulated net losses			(66,433)		66,433	—	—	—
Balance at June 30, 2024	96,493,078	$10,978	$314,513	$(1,358)	$(232,890)	$750	$(12,898)	$79,095
Net (loss)	—	—	—	—	(30,442)	—	—	(30,442)
Other comprehensive income (loss)	—	—	—	—	—	(41)	3,825	3,784
Issuance of ordinary shares	8,448	1	(1)	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	7	—	—	—	7
Share-based payments	—	—	1,590	—	—	—	—	1,590
Allocation of accumulated net losses			—			—	—	—
Other change in equity	—	—	—	—	—	—	—	—
Balance at September 30, 2024	96,501,526	$10,979	$316,102	$(1,351)	$(263,332)	$709	$(9,073)	$54,034

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2025	102,847,501	11,651	315,613	(1,309)	(286,375)	905	(13,097)	27,387
Net (loss)	—	—	—	—	(27,079)	—	—	(27,079)
Other comprehensive income (loss)	—	—	—	—	—	132	686	817
Issuance of ordinary shares	11,367	1	(1)	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	46	—	—	—	46
Share-based payments	—	—	1,702	—	—	—	—	1,702
Allocation of accumulated net losses	—	—	—	—	—	—	—	—
Balance at March 31, 2025	102,858,868	11,652	317,313	(1,263)	(313,454)	1,036	(12,411)	2,873
Net (loss)	—	—	—	—	(41,875)	—	—	(41,875)
Other comprehensive income (loss)	—	—	—	—	—	(175)	7,209	7,034
Issuance of ordinary shares	34,114,829	3,741	27,241	—	—	—	—	30,982
Issuance of share warrants	—	—	85,939	—	—	—	—	85,939
Treasury shares	—	—	—	25	—	—	—	25
Share-based payments	—	—	1,245	—	—	—	—	1,245
Allocation of accumulated net losses	—	—	(40,193)	—	40,193	—	—	—
Balance at June 30, 2025	136,973,697	$15,393	$391,546	$(1,238)	$(315,136)	$861	$(5,202)	$86,224
Net (loss)	—	—	—	—	(33,164)	—	—	(33,164)
Other comprehensive income (loss)	—	—	—	—	—	(359)	(480)	(839)
Issuance of ordinary shares	1,462	—	—	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	116	—	—	—	116
Share-based payments	—	—	516	—	—	—	—	516
Other change in equity	—	—	—	—	—	—	1	1
Balance at September 30, 2025	136,975,159	$15,394	$392,062	$(1,123)	$(348,301)	$502	$(5,681)	$52,854

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
As of September 30, 2025, the Company had cash and cash equivalents of $69.8 million. The Company does not generate revenue and continues to incur operating losses and negative cash flows from operations as it advances its product development programs and prepares for potential regulatory submissions and commercialization activities in anticipation to the potential launch of its first product in the United States and in the European Union, if approved.
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

In September 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Citizens JMP Securities, LLC (“Citizens”), with respect to an equity offering program (the “ATM Offering”) pursuant to which the Company may offer and sell American Depositary Shares (“ADS”), from time to time, through Citizens as its sales agent. Pursuant to the Sales Agreement and a prospectus supplement the Company has filed related to the ATM Offering, the Company may offer and sell ADSs having an aggregate offering price of up to $150.0 million (subject to French regulatory limits) from time to time through Citizens. The issuance and sale, if any, of the ADSs by the Company under the Sales Agreement will be made pursuant to the Company’s previously filed and effective registration statement on Form S-3 (Registration Statement No. 333-271166). Sales of the Company’s ADSs, if any, in the ATM Offering may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act from time to time. Subsequent to the end of the third quarter, the Company received a total gross amount of approximately $30 million from the sale of 11,538,460 Ordinary Shares (underlying 2,307,692 ADSs) on October 6, 2025 pursuant to the ATM Offering.

The Company may also receive an aggregate of up to $181.4 million (€168.2 million) in gross proceeds if all warrants are exercised, subject to satisfaction of specified conditions. The VITESSE Phase 3 study hitting its primary endpoint will trigger an acceleration of the exercise period of the warrants (results expected by the fourth quarter of 2025). DBV expects that the proceeds of this funding will be used for working capital and general corporate purposes, to finance the continued development of the Viaskin Peanut program in 4-7 years old, to finance the preparation and submission of a potential Biologics License Application (“BLA”) and, to finance the readiness of a launch of Viaskin peanut in the US after, if approved.

As of the date of the filing, with the receipt of the aforementioned proceeds, and based on its current operations, plans, and assumptions examined by the Board on October 28, 2025, the Company estimates that its cash and cash equivalents are sufficient to fund its operations into the third quarter of 2026.
As such, cash and cash equivalents are not sufficient to fund operations for the next 12 months, and these conditions and events raise substantial doubt about the Company's ability to continue as a going concern
Management is also actively pursuing financing options including additional sales under the ATM program, potential warrant exercises, and strategic transactions.
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

Accounting Pronouncements Recently Adopted
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), which requires incremental disclosures on reportable segments, primarily through enhanced disclosures on significant segment expenses. The Company adopted this guidance beginning in the fourth quarter of fiscal year 2024 for our annual report (10-K) and for interim periods starting in fiscal year 2025.
The company has not identified any recent issued accounting standards that are expected to have a material impact on our results of operations, financial condition, or cash flows.
Accounting Pronouncements issued not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes Topic 740 — Improvements to Income Tax Disclosures which enhances the transparency and usefulness of income tax disclosures. This amendment requires disclosure of disaggregated information about the Company’s effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply it retrospectively. For SEC filers, this ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company will adopt this guidance beginning in the fourth quarter of fiscal year 2025 for our annual report. The Company is currently evaluating the impact the adoption of this ASU on its consolidated financial statements and related disclosures.
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

Note 2: Significant Events and Transactions
Clinical Programs
United States Regulatory History and Current Status
In August 2019, the Company announced the submission of a BLA to the FDA for the Viaskin Peanut patch for the treatment of peanut allergy in children four to 11 years of age.
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
In June 2022, the Company announced positive topline results from Part B of the Company’s EPITOPE phase 3 study assessing the safety and efficacy of the Viaskin Peanut patch for the treatment of peanut-allergic toddlers 1 - 3 years old (“EPITOPE”).
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
On October 22, 2024, the Company announced positive regulatory updates for the Viaskin Peanut patch in the United States and Europe. DBV had agreed to guidance provided by the FDA on a potential pathway under the Accelerated Approval Program for the Viaskin Peanut patch in toddlers ages 1 – 3 years-old. FDA confirmed that the Company met Accelerated Approval qualifying criterion 1 and 2. Regarding criterion 3, FDA provided guidance and suggestion regarding the intermediate clinical endpoint, which the Company agreed to in informal discussions with the FDA. The Company formalized the Accelerated Approval guidance provided by FDA via submission of a meeting request and confirmed the general elements of the two study components: the COMFORT Toddlers safety study, to be completed before BLA submission, and the confirmatory effectiveness study, including the third Accelerated Approval criterion regarding the intermediate clinical endpoint. The Company expects that the confirmatory study will be initiated by the time of BLA submission and would run in parallel to commercialization in the United States, if the Viaskin Peanut patch is approved.
The Company announced further that it aligned with FDA on a wear time collection methodology in COMFORT Toddlers intended to generate sufficient data to support a BLA submission. On June 25, 2025, the Company announced that the first subject was screened in the COMFORT Toddlers supplemental safety study in peanut allergic toddlers 1-3 years old. The Company anticipates enrolling approximately 300 – 350 subjects on active treatment into the safety study, which would bring the total Viaskin Peanut patch safety database in toddlers to approximately 600 subjects, consistent with prior FDA guidance. With this path forward, the BLA submission for the Viaskin Peanut patch in 1 – 3 years-old under the Accelerated Approval program is anticipated to be supported by:
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
Viaskin Peanut — European Union Regulatory History and Current Status
In November 2020, the Company announced that our Marketing Authorization Application, or MAA, for the Viaskin Peanut patch, submitted under the name “Abylqis®”, had been validated by the European Medicines Agency, or EMA. The validation of the MAA confirmed that the submission was sufficiently complete to begin the formal review process.
On August 2, 2021, the Company announced it had received from the EMA the Day 180 list of outstanding issues, which is an established part of the prescribed EMA review process, which identified one Major Objection remained at Day 180 questioning the limitations of the data, for example, the clinical relevance and effect size supported by a single pivotal study.
On December 17, 2021, the Company announced it had withdrawn the MAA for the Viaskin Peanut patch and formally notified the EMA of our decision.

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
The Company submitted the protocol for its COMFORT Children supplemental safety study in 4 -7-years-old to the FDA on November 29, 2023.On March 24, 2025, the Company announced that in a Written Responses Only to the Company’s Type D IND meeting request the FDA agreed with the Company’s proposal that the safety exposure data from the VITESSE Phase 3 study for Viaskin Peanut patch in 4 – 7-year-olds will be sufficient to support a BLA filing in this age group. As a result, the COMFORT Children supplemental safety study is no longer required and the Company will not conduct the study. The Company will utilize safety data from VITESSE participants randomized to active treatment as well as placebo-crossover participants in the VITESSE Open Label Extension (OLE) study. Accordingly, the Company plans to submit a BLA for the Viaskin Peanut patch in 4-7 year-olds in the first half of 2026 and anticipates potentially accelerating the product launch by approximately one year, subject to FDA approval.
Financing
On March 27, 2025, the Company announced a financing of up to $306.9 million (€284.5 million at $1.0739:1€ as per European Central Bank on March 27, 2025), to advance the Viaskin Peanut patch through BLA submission and U.S. commercial launch, if approved. The financing includes gross proceeds of $125.5 million (€116.3 million) received on April 7, 2025, and up to $181.4 million (€168.2 million) in potential additional gross proceeds that may be received if all the warrants are exercised, subject to satisfaction of specified conditions. The VITESSE Phase 3 study hitting its primary endpoint will trigger an acceleration of the exercise period of some of the warrants. The ABSA Warrants (defined below) will be exercisable from their respective date of issue until the earlier of (i) April 7, 2027 and (ii) 30 days following the publication by the Company of a press release announcing that the ongoing VITESSE trial of the Viaskin Peanut patch in children 4 -7 years old met the primary endpoint defined in the VITESSE study protocol, it being specified that (i) the primary measure of treatment effect will be the difference in response rates at Month 12 between active and placebo treatment groups, (ii) the primary analysis will be based on a 2-sided confidence interval (“CI”) for the difference in response rates, and (iii) the primary analysis must be positive according to the success criterion (lower bound of the 2-sided 95% CI of the difference in response rates ≥ 15%) (the “ABSA Warrant Exercise Period”). The exercise of one (1) ABSA Warrant will give the holder the right to subscribe to one point seventy-five (1.75) ABSA Warrant Shares at a price of €1.5939 per ABSA Warrant.
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
In September 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Citizens JMP Securities, LLC (“Citizens”), with respect to an equity offering program (the “ATM Offering”) pursuant to which the Company may offer and sell American Depositary Shares (“ADS”), from time to time, through Citizens as its sales agent. Pursuant to the Sales Agreement and a prospectus supplement the Company has filed related to the ATM Offering, the Company may offer and sell ADSs having an aggregate offering price of up to $150.0 million (subject to French regulatory limits) from time to time through Citizens. The issuance and sale, if any, of the ADSs by the Company under the Sales Agreement will be made pursuant to the Company’s previously filed and effective registration statement on Form S-3 (Registration Statement No. 333-271166). Sales of the Company’s ADSs, if any, in the ATM Offering may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act from time to time. Subsequent to the end of the third quarter, the Company also received a total gross amount of approximately $30 million from the sale of 11,538,460 Ordinary Shares (underlying 2,307,692 ADSs) received on October 6, 2025 pursuant to the ATM Offering.

As of date of filing, taking into account cash and cash equivalents as well as the aforementioned proceeds, and based on its current operations, plans and assumptions, the Company estimates that it has a sufficient balance of cash and cash equivalents to fund its operations into the third quarter of 2026.

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
Based on the above elements Prefunded warrants are to be indexed to the Company‘s stock.
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
Note 3: Cash and Cash Equivalents
The following tables summarize the cash and cash equivalents as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Cash	20,503	32,456
Cash equivalents	49,334	—
Total cash and cash equivalents as reported in the statements of financial position	69,837	32,456
Cash equivalents are convertible into cash on 32 days notice at no or insignificant cost, on demand. They are measured using level 1 fair value measurements.

Note 4: Other Current Assets
Other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Research tax credit	5,238	3,980
VAT assets	9,416	4,452
Prepaid expenses	3,071	1,541
Other receivables	1,320	1,959
Total	19,045	11,932
Research tax credit
The variance in Research Tax Credit is presented as follows:

Amount in thousands of US dollars
Opening research tax credit receivable as of January 1, 2025	3,980
Operating income	4,991
- Payment received	(4,285)
- Adjustment and currency translation effect	552
Closing research tax credit receivable as of September 30, 2025	5,238
Of which - Non-current portion	—
Of which - Current portion	5,238
The estimated research tax credit for the first nine months ended September 30, 2025 amounts to $5.0 million.
The VAT assets are primarily related to the VAT as well as the reimbursement of VAT that has been requested. Prepaid expenses are comprised primarily of insurance expenses, as well as legal and scientific consulting fees.
Note 5: Lease contracts
Future minimum lease payments under the Company’s operating leases’ right of use as of September 30, 2025 and December 31, 2024, are as follows:

	September 30, 2025			December 31, 2024
	Real Estate	Other assets	Total	Real Estate	Other assets	Total
Current portion	1,291	77	1,368	810	26	836
Year 2	1,340	24	1,365	1,222	7	1,228
Year 3	1,349	7	1,355	1,230	7	1,237
Thereafter	4,931	3	4,935	5,127	9	5,136
Total minimum lease payments	8,911	112	9,023	8,388	49	8,437
Less: Effects of discounting	(1,327)	(6)	(1,333)	(1,463)	(23)	(1,486)
Present value of lease liabilities	7,584	106	7,691	6,925	26	6,951
Less: current portion	(928)	(73)	(1,001)	(648)	(6)	(654)
Long-term lease liabilities	6,657	33	6,690	6,278	20	6,297
Weighted average remaining lease term (years)	6.94	0.02		7.49	0.02
Weighted average discount rate	5.13%	0.07%		5.02%	0.02%

The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	September 30,
	2025	2024
Operating lease expense / (income)	918	1,568
Net termination impact	(26)	(46)
Supplemental cash flow information related to operating leases is as follows for the period September 30, 2025 and 2024:

	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	300	1,141

Note 6: Trade Payables and Other Liabilities
6.1 Trade Payables
Trade payables increased by $17.8 million as of September 30, 2025, compared to December 31, 2024, reflecting the increase in manufacturing spending.
No discounting was performed on the trade payables to the extent that the amounts did not present payment terms longer than one year at the end of each fiscal period presented.
6.2 Other Liabilities
The following tables summarize the other liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Other current liabilities	Other non-current liabilities	Total	Other current liabilities	Other non-current liabilities	Total
Employee related liabilities	7,412	—	7,412	7,294	—	7,294
Tax liabilities	140	—	140	188	—	188
Other debts	898	—	898	846	—	846
Total	8,449	—	8,449	8,328	—	8,328
The Employee related liabilities include short-term debt to employees including social welfare, tax agency obligations and bonus provision. The variance versus year end is due to bonus accruals.
Note 7: Shareholders’ equity
The share capital as of September 30, 2025 is set at the sum of €13,697,516 ($15,394 thousands converted to USD at historical rates). It is divided into  136,975,159 fully authorized, subscribed and paid-up ordinary shares with a par value of €0.10.
Pursuant to the authorizations granted by the Combined General Meeting of Shareholders of June 11, 2025, DBV Technologies S.A.'s net income for the year ended December 31, 2024 was allocated to retained earnings, leaving a debit balance of €102,284,799.30.
Pursuant to the delegations of authority granted by the Combined General Meeting of Shareholders of May 16, 2024 (“the 2024 Meeting”) under the terms of the 24th and 30th resolutions of the 2024 Meeting, the Board of Directors of the Company (“the Board”), at its meeting of March 27, 2025, for a maximum nominal amount of €28,929,000:
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
–one or more capital increase(s) in cash with cancellation of the shareholders' preferential subscription right for the benefit of the holders of ABSA Warrants, First Pre-Funded Warrants, BS Warrants and Second Pre-Funded Warrants.
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
On April 7, 2025, the Chief Executive Officer noted: (i) that the 34,090,004 new ordinary shares with a nominal amount of €0.10 have been fully subscribed and fully paid up, (ii) the final completion of the capital increase, and (iii) the share capital of the Company has consequently been increased from €10,285,886.80, divided into 102,858,868 shares, to €13,694,887.20, divided into 136,948,872 shares with a nominal value of €0.10.
Note 8: Share-Based Payments
The Board of Directors has been authorized at the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options plan (“SO”), and non-employee warrants (Bons de Souscription d’Actions or “BSA”).
During the nine months ended September 30, 2025, the Company granted 215,000 stock options and 35,000 restricted stock units.
There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 12 to the consolidated financial statements included in the Annual Report.
Change in Number of BSA/SO/RSU:

	Number of outstanding
	BSA	SO	RSUs
Balance as of December 31, 2024	244,693	10,452,903	2,813,366
Granted during the period	—	215,000	35,000
Forfeited during the period	—	(313,200)	(180,695)
Released during the period	—	—	(37,654)
Expired during the period	(49,185)	(128,100)	—
Balance as of September 30,2025	195,508	10,226,603	2,630,017
Share-based payments expense reflected in the condensed consolidated statements of operations is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Research & development	SO	(250)	(451)	(984)	(1,420)
	RSU	(165)	(275)	(555)	(772)
Sales & marketing	SO	(11)	(20)	(36)	(64)
	RSU	(6)	(9)	(18)	(27)
General & administrative	SO	(288)	(722)	(1,882)	(2,452)
	RSU	205	(113)	13	(338)
Total share-based compensation (expense)		(516)	(1,590)	(3,463)	(5,073)

Note 9: Contingencies
The following tables summarize the contingencies as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Current contingencies	218	122
Non-current contingencies	1,466	838
Total contingencies	1,684	961
The changes in contingencies are as follows:

	Pension retirement obligations	Other contingencies	Total
At January 1, 2025	838	122	960
Increases in liabilities	69	141	210
Used liabilities	—	(60)	(60)
Actuarial gains and losses on defined-benefit plans	403	—	403
Currency translation effect	156	15	171
At September 30, 2025	1,466	218	1,684
Of which current	—	218	218
Of which non-current	1,466	—	1,466
The Company does not hold any plan assets related to long-term employee benefit for any of the periods presented. There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 13 to the consolidated financial statements included in the Annual Report.
Note 10: Operating income
The following table summarizes the operating income during the three and the nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research tax credit	2,774	1,072	4,991	3,640
Total	2,774	1,072	4,991	3,640
The increase in Research tax credit during the three and the nine months ended September 30, 2025, is primarily due to the fact that more eligible activities have been carried out in the period, including the related costs of the FAREVA platform.

Note 11: Operating Expenses
The Company had an average of 117 employees at September 30, 2025, in comparison with an average of 108 employees at September 30, 2024. The increase is mainly due to hiring to support development activities and quality activities.
The following table summarizes the allocation of personnel expenses by function during the nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and Development expenses	5,211	5,026	15,538	15,251
Sales & Marketing expenses	231	164	581	731
General & Administrative expenses	2,319	3,141	9,223	9,791
Total personnel expenses	7,761	8,331	25,342	25,774

The following table summarizes the allocation of personnel expenses by nature during the nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Wages and salaries	5,638	5,301	17,005	15,984
Social security contributions	1,608	1,190	4,805	3,912
Expenses for pension commitments	(1)	251	69	804
Share-based payments	516	1,590	3,463	5,073
Total	7,761	8,331	25,342	25,773
The increase in personnel expenses excluding share-based payments is mainly due to recruitments made during the third quarter of 2024 for which personnel costs are recognized for a full period at end-September 2025 in addition to new recruitments made in the third quarter of 2025. For the portion related to the Share-based payments, the decrease is mainly due to employees that lost their rights subsequently to their exits.
Note 12: Commitments
On August 29, 2025, the Company updated its Manufacturing and Supply Agreement (the “Supply Agreement”) with SANOFI WINTHROP INDUSTRIE (“SANOFI”), under which SANOFI will manufacture and supply the Viaskin® Peanut API exclusively for the Company during the term of the Supply Agreement. Under such, the Company has agreed to certain minimum purchase levels and service fees over the initial 4-year-term.
As of September 30, 2025, total payments made during the period under the Supply Agreement are approximately $5,875 million, which were recorded as R&D expenses.
We have non-cancellable minimum commitments for products and services, subject to the Supply Agreement. Under US GAAP, take-or-pay arrangements are generally considered firm purchase commitments. As of September 30, 2025, we have assessed our ability to meet our performance obligations as per US GAAP requirements (ASC 440-10: Commitments, ASC 450-20: Loss Contingencies and ASC 330-10-35: Inventory and purchase commitments) and confirm to commit to agreed volumes. Hence, we have not recognized on the balance sheet any loss provision.
Future purchase commitments as of September 30, 2025, are as follows and are consistent with the Company’s overall manufacturing and supply strategy in preparation for potential commercial launch activities.

in thousands USD	2025	2026	2027	2028	Total

Commitments	12,313	14,687	12,751	4,827	44,578
Note 13: Relationships with Related Parties
There were no changes in the nature of the transactions from those described in Note 13 to the consolidated financial statements included in the Annual Report.
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
Management changes
During the quarter ended September 30, 2025, Caroline Daniere, who served as Chief Human Resources Officer “CHRO” and member of the Executive Committee, departed the Company effective July 23, 2025. James Briggs was appointed as CHRO and became a member of the Executive Committee as of June 24,2025.
The Company did not enter into any related-party transactions with either individual under ASC 850 Related Party Disclosures other than compensation arrangements in the ordinary course of business.
Board of Directors changes
During the same period, Daniel Soland, an independent member of the Board of Directors, resigned effective September 18, 2025.
There were no related-party transactions involving M. Soland and the board of directors during the period covered by this report.

Note 14: Loss Per Share
Basic loss per share is calculated by dividing the net loss attributable to the shareholders of the Company by the weighted average number of ordinary shares outstanding during the period. As the Company was in a loss position for each of the nine months ended September 30, 2025 and 2024, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares were anti-dilutive as a result of the Company’s net loss.
The following is a summary of the ordinary share equivalents that were excluded from the calculation of diluted net loss per share as of September 30, 2025 and 2024 indicated in number of potential shares:

	As of September 30,
	2025	2024
Non-employee warrants	195,508	244,693
Stock options	10,226,603	7,480,216
Restricted stock units	2,630,017	2,011,918
Prefunded warrants	127,361,991	28,276,331
Note 15: Events after the Close of the Period
On October 6, 2025, the Company announced that pursuant to the Company’s ATM Offering it had issued and completed the sale of new Ordinary Shares in the form of ADS, for a total gross amount of approximately $30 million. In this context 11,538,460 new Ordinary Shares (underlying 2,307,692 new ADSs) were issued through a capital increase without preferential subscription rights of the shareholders reserved to specific categories of persons fulfilling certain characteristics, at an at-the-market price of $13.00 per ADS (i.e., a subscription price per Ordinary Share of €2.2264 based on the USD/EUR exchange rate of $1.1678 for €1, as published by the European Central Bank on October 6, 2025) and each ADS giving the right to receive 5 Ordinary Shares of the Company.
Note 16: Reportable segment disclosure

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Clinical studies	10,130	12,929	33,190	34,157
BLA & Regulatory	3,296	2,031	6,979	5,121
Medical Affairs & Other Medical	2,256	2,156	6,223	6,446
Research & Innovation	364	322	1,450	1,087
Manufacturing & Supply and Quality	12,569	6,224	35,948	23,627
Sales & Marketing	1,178	519	1,859	2,263
General & Administrative	7,259	7,220	21,348	23,667
Total expenses	37,051	31,401	106,997	96,368
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

We also have an ongoing Phase 3 open-label extension to the EPITOPE trial (our completed Phase 3 efficacy and safety trial conducted in peanut-allergic toddlers which met its clinical endpoints), with 3-year results for active-treatment subjects in 2024, and an ongoing Phase 3 supplementary safety study, in peanut-allergic toddlers ages one through three.
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
On October 22, 2024, the Company announced positive regulatory updates for the Viaskin Peanut patch in the United States and Europe. DBV agreed to guidance provided by the FDA on a potential pathway under the Accelerated Approval Program for the Viaskin Peanut patch in toddlers ages 1 – 3 years-old. FDA confirmed that the Company met Accelerated Approval qualifying criterion 1 and 2 . Regarding criterion 3, FDA provided guidance and suggestion regarding the intermediate clinical endpoint, which the Company agreed to in informal discussions with the FDA. The Company formalized the Accelerated Approval guidance provided by FDA via submission of a meeting request and confirmed the general elements of the two study components: the COMFORT Toddlers safety study, to be completed before BLA submission, and the confirmatory effectiveness study, including the third Accelerated Approval criterion regarding the intermediate clinical endpoint. The Company expects that the confirmatory study will be initiated by the time of BLA submission and would run in parallel to commercialization in the United States, if the Viaskin Peanut patch is approved.

The Company announced further that it aligned with FDA on a wear time collection methodology in COMFORT Toddlers that provides a practical approach for subjects and families, is intended to generate sufficient data to support a BLA submission, and places wear time into an acceptable clinical hierarchy relative to other study endpoints. On June 25, 2025, the Company announced that the first subject was screened in COMFORT Toddlers supplemental safety study in peanut allergic toddlers 1 – 3 years old. The Company anticipates enrolling approximately 300 – 350 subjects on active treatment into the safety study, which would bring the total Viaskin Peanut patch safety database in toddlers to approximately 600 subjects, consistent with prior FDA guidance. With this path forward, the BLA submission for Viaskin Peanut patch in 1 – 3 years-old under the Accelerated Approval program is anticipated to be supported by:
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

Manufacturing and Supply Agreement
On August 29, 2025, the Company updated the Supply Agreement with SANOFI, under which SANOFI will manufacture and supply the Viaskin Peanut API exclusively for the Company during the term of the Supply Agreement. The Supply Agreement has an initial term of four years with a possibility to extend for an additional period. The effective date of the Supply Agreement is January 1, 2025.
The Supply Agreement includes terms related to manufacturing, quality control, pricing, volume commitments, and supply obligations. The Supply Agreement is designed to secure commercial-scale manufacturing capacity in preparation for a potential Biologics License Application (“BLA”) submission and subsequently, the commercial launch of the Viaskin Peanut patch in the United States, if approved.

We have non-cancellable minimum commitments for products and services, subject to the Supply Agreement. Under US GAAP, take-or-pay arrangements are generally considered firm purchase commitments. As of September 30, 2025, we have assessed our ability to meet our performance obligations as per US GAAP requirements (ASC 440-10: Commitments, ASC 450-20: Loss Contingencies and ASC 330-10-35: Inventory and purchase commitments) and confirm to commit to agreed volumes. Hence, we have not recognized on the balance sheet any loss provision.

The Company expects to incur expenditures related to support for BLA and PAI preparation, Cold storage rental, over the Supply Agreement term. These expenditures are consistent with the Company’s planned investments to strengthen its supply chain readiness ahead of potential regulatory milestones. The Company believes the Supply Agreement enhances the robustness of its manufacturing network and supports long-term product supply reliability.

Business Trends and Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. dollars, for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024	$ change	% of change
Operating income	2,774	1,072	1,702	159%
Operating expenses
Research and development expenses	(28,615)	(23,662)	(4,953)	21%
Sales and marketing expenses	(1,178)	(519)	(659)	127%
General and administrative expenses	(7,259)	(7,220)	(38)	1%
Total Operating expenses	(37,051)	(31,401)	(5,650)	18.0%
Financial income (expense)	1,113	(113)	1,226	(1084)%
Income tax	—	—	—	—
Net loss	(33,164)	(30,442)	(2,723)	9%
Operating Income
The following table summarizes our operating income during the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ change	% of change
Other income	2,774	1,072	1,702	159%
Research tax credit	2,774	1,072	1,702	159%
Total operating income	2,774	1,072	1,702	159%
Research tax credit increased by $1.7 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 primarily due to a greater proportion of activities eligible to receive the Research tax credit carried out in the third quarter 2025 than in the third quarter 2024.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended September 30, 2025 and 2024:

Research and Development expenses	Three Months Ended September 30,
	2025	2024	$ change	% of change
External clinical-related expenses	21,727	17,216	4,511	26%
Employee-related costs	4,795	4,300	495	12%
Share-based payment expenses	415	726	(311)	(43)%
Depreciation, amortization and other costs	1,677	1,419	258	18%
Total Research and Development expenses	28,615	23,662	4,953	21%
Research and Development expenses increased by $5.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
External clinical-related expenses increased by $4.5 million mainly due to (1) the launch of the COMFORT Toddlers study following alignment with the FDA, and (2) regulatory and production activities to support ongoing clinical trials, BLA submission and pre-commercialization activities for Viaskin Peanut in North America.
Employee-related costs increased by $0.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase is mainly due to (1) recruitments made during the third quarter of 2024, mainly based in the United States, for which a full quarter of personnel costs are recognized at end-September 2025, and (2) additional recruitments made during the third quarter 2025.
Depreciation, amortization and other costs remain consistent for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Sales and Marketing Expenses
The following table summarizes our sales and marketing expenses incurred during the three months ended September 30, 2025 and 2024:

Sales & Marketing expenses	Three Months Ended September 30,
	2025	2024	$ change	% of change
External professional services	497	187	310	166%
Employee-related costs	214	114	100	87%
Share-based payment expenses	17	30	(12)	(41)%
Depreciation, amortization and other costs	449	188	261	139%
Total Sales & Marketing expenses	1,178	519	659	127%
Sales and marketing expenses have increased by $0.7 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024 mainly due to higher Sales and Marketing activities to prepare support pre-commercialization activities for Viaskin Peanut in North America.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2025 and 2024:

General & Administrative expenses	Three Months Ended September 30,
	2025	2024	$ change	% of change
External professional services	2,765	2,579	186	7%
Employee-related costs	2,236	2,307	(71)	(3)%
Share-based payment expenses	83	835	(752)	(90)%
Depreciation, amortization and other costs	2,175	1,499	676	45%
Total General & Administrative expenses	7,259	7,220	39	1%
General and Administrative expenses remain consistent for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

External professional services increased by $0.2 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 mainly due to financing activities.
Employee-related costs, excluding share-based payments, decreased by $0.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 due to lower full time equivalent on third quarter 2025 compared to 2024.
The Share-based payment expenses decreased by $0.8 million mainly due to employees that lost their rights subsequently to their exits.
Depreciation, amortization and other costs increased by $0.7 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 mainly due to depreciation related to the refurbishment of the Châtillon office and licenses increase following recruitment made in 2025.
Financial Income (Expense)
Our financial income was $1.1 million for the three months ended September 30, 2025, compared to a financial expense of $0.1 million for the three months ended September 30, 2024. This item mainly includes the gains from our investments.
Income Tax
Our income tax was nil for the three months ended September 30, 2025 and September 30, 2025.
Net Loss
Net loss was $33.2 million for the three months ended September 30, 2025, compared to $30.4 million for the three months ended September 30, 2024. Net loss per share (based on the weighted average number of shares outstanding over the period) was $ (0.24) and $ (0.32) for the three months ended September 30, 2025 and 2024, respectively.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in thousands of U.S. dollars, for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024	$ change	% of change
Operating income	4,991	3,640	1,351	37%
Operating expenses
Research and development expenses	(83,790)	(70,438)	(13,352)	19%
Sales and marketing expenses	(1,858)	(2,263)	404	(18)%
General and administrative expenses	(21,348)	(23,667)	2,320	(10)%
Total Operating expenses	(106,997)	(96,368)	(10,628)	11%
Financial income (expense)	4	1,873	(1,869)	(100)%
Income tax	(117)	(48)	(69)	143%
Net loss	(102,118)	(90,903)	(11,215)	12%
Operating Income
The following table summarizes our operating income during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ change	% of change
Other income	4,991	3,640	1,351	37%
Research tax credit	4,991	3,640	1,351	37%
Total operating income	4,991	3,640	1,351	37%
During the nine months ended September 30, 2025 we generated an Operating Income of $5.0.million compared to $3.6.million during the nine months ended September 30, 2025.
Research tax credit increased by $1.4 million  for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 primarily due to the fact that more eligible activities have been carried out in the period, including the related costs of the FAREVA platform.
Operating Expenses
Research and Development Expenses
The following table summarizes our R&D expenses incurred during the nine months ended September 30, 2025 and 2024:

Research and Development expenses	Nine Months Ended September 30,
	2025	2024	$ change	% of change
External clinical-related expenses	61,192	49,708	11,484	23%
Employee-related costs	13,998	13,059	939	7%
Share-based payment expenses	1,539	2,192	(652)	-30%
Depreciation, amortization and other costs	7,060	5,479	1,581	29%
Total Research and Development expenses	83,790	70,438	13,352	19.0%
Research and Development expenses increased by $13.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
External clinical-related expenses increased by $11.5 million mainly due to (1) the launch of the COMFORT Toddlers study following alignment with the FDA and (2) regulatory and production activities to support ongoing clinical trials, BLA submission and pre-commercialization activities for Viaskin Peanut in North America.
Employee-related costs increased by $0.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase is primarily due to the recruitment carried out during the second quarter of 2024, mainly based in the United States in Medical, Quality and Regulatory Affairs, resulting in a full nine-month impact in 2025 compared to a four to six month impact in 2024.
Depreciation, amortization and other costs increased by $1.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase is mainly due to a $1.1 million provision reversal at June 30, 2024, following the termination of the Collaboration Agreement with NESTEC, which reduced last year's charge.

Sales and Marketing expenses
The following table summarizes our sales and marketing expenses incurred during the nine months ended September 30, 2025 and 2024:

Sales & Marketing expenses	Nine Months Ended September 30,
	2025	2024	$ change	% of change
External professional services	755	754	1	0.1%
Employee-related costs	527	640	(114)	-17.8%
Share-based payment expenses	55	91	(36)	-39.8%
Depreciation, amortization and other costs	522	777	(255)	-32.9%
Total Sales & Marketing expenses	1,858	2,263	(404)	-17.9%
Sales and Marketing expenses decreased by $0.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, mainly due to (1) lower Sales and Marketing activities, (2) lower sales full time equivalent (following a transfer of assignment between sales and overheads) and (3) lower travel expenses.
General and Administrative expenses
The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2025 and 2024:

General & Administrative expenses	Nine Months Ended September 30,
	2025	2024	$ change	% of change
External professional services	6,370	8,173	(1,804)	-22.1%
Employee-related costs	7,354	7,001	354	5.1%
Share-based payment expenses	1,869	2,791	(922)	-33.0%
Depreciation, amortization and other costs	5,755	5,703	52	0.9%
Total General & Administrative expenses	21,348	23,667	(2,320)	-9.8%
General and Administrative expenses decreased by $2.3 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
This decrease derives from decrease in external professional services due to non-recurring costs incurred in 2024 associated with (1) office relocations in France and the United States, (2) financing activities and (3) activities related to the Company's and patents.
Employee-related costs increased by $0.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase is primarily due to recruitment having started during the second quarter of 2024.
Depreciation, amortization and other costs remain consistent for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Financial income (expense)
Our financial income was $4 thousand for the nine months ended September 30, 2025, compared to a financial income of $1.9 million for the nine months ended September 30, 2024. This item includes the net interests yielded by our cash deposits offset by an unfavorable foreign exchange impact.

Income tax
Our income tax expense was $117 thousand for the nine months ended September 30, 2025, compared to $48 thousand for the nine months ended September 30, 2024.

Net loss
Net loss was $102.1 million for the nine months ended September 30, 2025, compared to $90.9 million for the nine months ended September 30, 2024. Net loss per share (based on the weighted average number of shares outstanding over the period) was $(0.82) and $(0.95) for the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources
Financial Condition
On September 30, 2025, we had $69.8 million in cash and cash equivalents compared to $32.5 million of cash and cash equivalents on December 31, 2024.

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

The Company may also receive an aggregate of up to $181.4 million (€168.2 million) in gross proceeds if all warrants are exercised, subject to satisfaction of specified conditions. The VITESSE Phase 3 study hitting its primary endpoint will trigger an acceleration of the exercise period of the warrants. DBV expects that the proceeds of this funding will be used for working capital and general corporate purposes, to finance the continued development of the Viaskin Peanut program, to finance the preparation and submission of a potential Biologics License Application (“BLA”) and, to finance the readiness of a launch of Viaskin peanut in the US, if approved.

In September 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Citizens JMP Securities, LLC (“Citizens”), with respect to an equity offering program (the “ATM Offering”) pursuant to which the Company may offer sell American Depositary Shares (“ADS”), from time to time, through Citizens as its sales agent. Pursuant to the Sales Agreement and a prospectus supplement the Company has filed related to the ATM Offering, the Company may offer and sell ADSs having an aggregate offering price of up to $150.0 million (subject to French regulatory limits) from time to time through Citizens. The issuance and sale, if any, of the ADSs by the Company under the Sales Agreement will be made pursuant to the Company’s previously filed and effective registration statement on Form S-3 (Registration Statement No. 333-271166). Sales of the Company’s ADSs, if any, in the ATM Offering may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act from time to time. Subsequent to the end of the third quarter, the Company also received a total gross amount of approximately $30 million from the sale of 11,538,460 Ordinary Shares (underlying 2,307,692 ADSs) received on October 6, 2025 pursuant to the ATM Offering.

As of the date of the filing, with the receipt of the aforementioned proceeds, and based on its current operations, plans, and assumptions examined by the Board on October 28, 2025, the Company estimates that its cash and cash equivalents are sufficient to fund its operations into the third quarter of 2026. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.
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
We cannot guarantee that we will be able to obtain the necessary financing to meet our needs or to obtain funds at attractive terms and conditions, including as a result of disruptions to the global financial markets due any future pandemics, epidemics or global health crises and conflicts, other global political or military crises. A severe or prolonged economic downturn could result in a variety of risks to us, including reduced ability to raise additional capital when needed or on acceptable terms, if at all. If we are not successful in our financing objectives, we could have to scale back our operations, notably by delaying or reducing the scope of our research and development efforts or obtain financing through arrangements with collaborators or others that may require us to relinquish rights to our product candidates that we might otherwise seek to develop or commercialize independently.

Operating Leases
There have been no material changes in our operating leases from those disclosed in the Annual Report.
Purchase Obligations - Obligations Under the Terms of CRO Agreements
In preparation of the launch of our clinical trials for Viaskin Peanut, we signed agreements with several contract research organizations. As of September 30, 2025 expenses associated with the ongoing trials amounted globally to $279.2 million compared to $170.3 million as of December 31, 2024.
This increase is mainly due to the launch of the COMFORT Toddlers study following alignment with the FDA, and the progress of the VITESSE phase 3 clinical study.
Purchase Obligations - Obligations Under the Terms of SANOFI Manufacturing and Supply Agreement
We have non-cancellable minimum commitments for products and services, subject to the Supply Agreement. They are reflected in Note 12.
Summary Statement of Cash Flows
The table below summarizes our sources and uses of cash for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
(Amounts in thousands of U.S. Dollars)	2025	2024	$ change	% of change
Net cash flow used in operating activities	(86,008)	(92,222)	6,214	(7)%
Net cash flow used in investing activities	(654)	(1,550)	896	(58)%
Net cash flows used in / provided by financing activities	117,122	(88)	117,210	(132641)%
Effect of exchange rate changes on cash and cash equivalents	6,921	(1,065)	7,987	(750)%
Net (decrease) increase in cash and cash equivalents	37,381	(94,925)	132,307	(139)%
Operating Activities
Our net cash flows used in operating activities were $86.0 million and $92.2 million during the nine months ended September 30, 2025 and 2024, respectively. Our net cash flows used in operating activities decreased by $6.2 million as our costs and expenses have been contained and payment terms extended during period covered by this report.
The decrease compared to last year is mainly due to (1) the deferral of Research & Development activities to support clinical trial progress through regulatory affairs, medical affairs, the manufacturing platform and procurement activities for $6.8 million, (2) General and Administration non-recurring costs incurred in 2024 associated with office relocations in France and the United States, financing activities, activities related to the Company's trademarks and patents and savings on insurance policies for $5.0 million, and (3) deferrals of Sales & Marketing activities by $0.8 million. This decrease is partially offset by the launch of the COMFORT Toddlers study following alignment with the FDA for $4.7 million.
Investing Activities
Our net cash flows used in investing activities were $0.7 million and $1.5 million during the nine months ended September 30, 2025 and 2024 respectively. The variance is primarily explained by capitalized costs for the headquarters move to Châtillon.
Financing Activities
Our net cash flows from financing activities were $117.1 million for the nine months ended September 30, 2025 compared to $(88) thousand for the nine months ended September 30, 2024. This increase is due to the financing operation completed on April 7, 2025.
Off-Balance Sheet Arrangements
On August 29, 2025, the Company updated its Supply Agreement with SANOFI, under which SANOFI will manufacture and supply the Viaskin Peanut API exclusively for the Company during the Supply Agreement term. Under such, the Company has agreed to certain minimum purchase levels and service fees over the initial four-year-term.
As of September 30, 2025, total payments made during the period under the Agreement are approximately $5.9 million, which were recorded as R&D expenses.
Future purchase commitments as of September 30, 2025, are as follows and are consistent with the Company’s overall manufacturing and supply strategy in preparation for potential commercial launch activities.

in thousands USD	2025	2026	2027	2028	Total

Commitments	12,313	14,687	12,751	4,827	44,578

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on its evaluation as of September 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report . Except as set forth below, there have been no material changes from our risk factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K.While management has plans to address these issues, there is no assurance these plans will be successful, which could materially impact our business and financial condition.

There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

Our unaudited condensed consolidated financial statements as of September 30, 2025 have been prepared assuming the Company will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations, existing unrestricted cash, and cash equivalents raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements included in this Quarterly Report on Form 10-Q. As of September 30, 2025, we had unrestricted cash, cash equivalents and marketable securities of $69.8 million consisting of cash and investments. Subsequent to September 30, 2025, we raised additional proceeds of approximately $30 million total gross proceeds through the Company’s ATM Offering. We do not expect our existing cash and cash equivalents will be sufficient to fund our operations through the next twelve months and we will need to seek additional capital to fund our operations, working capital needs, capital expenditures and other strategic initiatives beyond that time. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2025, we issued the following unregistered securities:
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
•On May 22, 2025, the issuance of an aggregate of 21,925 ordinary shares to U.S. and non-U.S. employees upon settlement of RSUs; and
•On July 29, 2025, the issuance of an aggregate of 1,462 ordinary shares to U.S. employees upon settlement of RSUs.
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, none of our directors and officers (as defined in Rule16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trade arrangement” as those terms are defined in Item 408 of Regulations S-K.

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

DBV Technologies S.A. (Registrant)
Date: October 28, 2025	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)
Date: October 28, 2025	By:	/s/ Virginie Boucinha
Virginie Boucinha
Chief Financial Officer
(Principal Financial and Accounting Officer)