Form 10-K/A
period 2025-12-31
DBV Technologies S.A.
filed 2026-04-30
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

(Amendment No. 1)
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-36697

DBV Technologies S.A.
(Exact name of registrant as specified in its charter)

France	Not applicable
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

107 avenue de la République 92320 Châtillon France	Not applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +33 1 55 42 78 78
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depository Shares, each representing five ordinary shares, nominal value €0.10 per share	DBVT	The Nasdaq Capital Market LLC
Ordinary shares, nominal value €0.10 per share	n/a *	The Nasdaq Capital Market LLC
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
As of April 15, 2026, the registrant had 296,042,447 ordinary shares, nominal value €0.10 per share, outstanding.
Auditor Firm PCAOB ID: 1756 Auditor name: Deloitte & Associés Auditor location:
Paris-La
Défense, France
Auditor Firm PCAOB ID: 1253 Auditor name: KPMG S.A. Auditor Location:
Paris-La
Défense, France

EXPLANATORY NOTE
This Amendment No. 1 to Form
10-K
(this “Form
10-K/A”)
amends the Annual Report on Form
10-K
of DBV Technologies S.A., a
 société anonyme
 organized under the laws of France (“DBV,” “we,” “us,” the “registrant” or the “Company,” including our subsidiaries, as applicable), for the year ended December 31, 2025 that we originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2026 (the “Original Filing”). We are filing this Form
10-K/A
to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form
10-K.
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
This Form
10-K/A
also includes an updated Description of Registered Securities, filed as Exhibit 4.5.
Except as set forth in this Form
10-K/A,
this Form
10-K/A
does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form
10-K/A
does not reflect events occurring after March 26, 2026, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form
10-K/A
should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing.

DBV Technologies S.A.

Form 10-K/A

i

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Our business affairs are managed under the direction of our Board of Directors (the “Board of Directors” or the “Board”), which is currently composed of ten members (the “Directors”). As will be detailed below, Directors are appointed by the annual meeting of shareholders (the “Annual General Meeting”).
Nine of our ten Directors are deemed independent within the meaning of the Nasdaq Listing Rules, and seven out of the ten Directors are deemed independent within the meaning of the Middlenext Code. In accordance with article
L.225-18-1
of the French Commercial Code, the number of Directors of each gender may not be less than 40%.
The following table sets forth the names, ages as of April 15, 2026, and certain other information for each of the nominees for Director and each of the members of our Board of Directors:

Name	Age	Position
Executive Officers
Daniel Tassé	66	Chief Executive Officer and Director (*)
Virginie Boucinha	56	Chief Financial Officer
Dr. Pharis Mohideen	61	Chief Medical Officer
Kevin Trapp	59	Chief Commercial Officer

Directors
Timothy E. Morris (4)	64	Director
Philina Lee (2)	49	Director (**)
Michel de Rosen (2) (3)	75	Non-Executive Chairman of the Board
Maïlys Ferrère (3)	63	Director (*)
Michael J. Goller (6)	51	Director (*)
Daniele Guyot-Caparros (1) (2)	67	Director
Ravi M. Rao (3)	58	Director
Adora Ndu (1)	44	Director
Julie O’Neill (5)	60	Director

(1)	Member of our audit committee (the “Audit Committee”).
(2)	Member of our compensation committee (the “Compensation Committee”).
(3)	Member of our nominating and governance committee (the “Nominating and Governance Committee”).
(4)	Chair of our Audit Committee.
(5)	Chair of our Compensation Committee.
(6)	Chair of our Nominating and Governance Committee.
(*)	Director nominee for mandate renewal at the 2026 Annual General Meeting.
(**)
Philina Lee was provisionally appointed as Director by the Board of Directors at its meeting on October 30, 2025, to replace Mr. Daniel Soland, who left the Board of Directors on September 18, 2025. The ratification of her provisional appointment will be submitted to the 2026 Annual General Meeting.

Executive Officers:
Daniel Tassé
is a global healthcare leader with more than 30 years of experience transforming pharmaceutical and biotechnology companies and advancing innovative therapies, particularly for pediatric and rare disease populations. He has served as Chief Executive Officer of DBV Technologies since November 2018. Before joining DBV Technologies, he was Chairman and Chief Executive Officer of Alcresta Therapeutics, Inc. from 2016 to 2018, where he oversaw the clinical, regulatory, and commercial development of the company’s first product and led its successful market launch. From 2008 to 2015, he served as Chairman and Chief Executive Officer of Ikaria, Inc., a company focused on therapies and devices for critically ill patients. Under his leadership, Ikaria expanded internationally, advanced a diversified clinical pipeline, significantly increased revenues, and completed a strategic separation into two entities, Ikaria and Bellerophon Therapeutics. Earlier in his career, Daniel Tassé held multiple governance and industry leadership roles. He served on the board of PhRMA, was a member of the Healthcare Leadership Council and the Health Section governing board, and co-chaired
the Bioethics Committee. Daniel Tassé currently serves on the board of Regenxbio Inc., where he chairs the compensation committee and serves as lead independent director. He previously served on the boards of Indivior plc (2014–2021), including as Lead Independent Director, Interim Chair, and Chair of the audit committee; HLS Therapeutics (2018–2019); and Bellerophon Therapeutics Inc. (2014–2019). He holds a Bachelor of Science in Biochemistry from Université de Montréal and is fluent in French and English
.
Virginie Boucinha
 has served as Chief Financial Officer of DBV Technologies since November 2023. Ms. Boucinha began her career at Sanofi in 1991 within the Finance organization. Over the course of her career, she held various senior positions across Industrial Affairs and Commercial Operations Controlling, Corporate Audit, and Corporate Treasury. She also served as Chief Financial Officer for multiple regions, including Morocco, India, and South East Asia. In addition to her finance leadership roles, she broadened her expertise through several operational positions within Commercial Operations, covering Sales, Marketing, and Business Excellence. She also led a number of strategic transformation projects. Throughout her career, she undertook numerous international assignments and spent a significant portion of her professional life working abroad. Virginie is a graduate of Ecole Supérieure de Gestion, where she obtained a Master of Business Administration.
Dr.
 Pharis Mohideen
 has served as Chief Medical Officer of DBV Technologies since July 2019. In this role, he is responsible for advancing the development of the Company’s pipeline and working to bring potentially innovative new treatments to patients, subject to regulatory approval. He is also a member of the Executive Committee. Prior to joining DBV Technologies, Dr. Mohideen served as Chief Medical Officer of Millendo Therapeutics, Inc., a U.S. publicly traded biopharmaceutical company, from October 2014 to July 2019, until its merger with Tempest Therapeutics, Inc. From June 2012 to October 2014, he served as Vice President of Clinical Development at Shionogi Inc., the U.S. subsidiary of a Japanese publicly traded pharmaceutical company. Dr. Mohideen holds an M.D., an M.S. in Human Physiology, and a B.A. in Biology from the University of Hawaii. He also earned an M.S. in Clinical Investigation from Vanderbilt University.
Kevin Trapp
serves as Chief Commercial Officer of DBV Technologies. He oversees all global commercial operations, leveraging his extensive experience in portfolio management and product strategy. Mr. Trapp rejoined DBV Technologies in November 2025, bringing significant institutional knowledge from his prior involvement with the Company in both consulting and executive capacities dating back to 2017. From April 2022 to November 2025, he served as Managing Director at Biotech Value Advisors (BVA), where he advised biotechnology boards of directors and executive leadership teams on product strategy, launch planning, and business evaluation. In this capacity, he also acted as a consultant to DBV Technologies. Earlier in his career, Mr. Trapp built his professional foundation at Bristol-Myers Squibb (BMS), where he held roles of increasing responsibility across finance, sales, marketing, and general management. During his tenure, he managed an approximately $4 billion U.S. specialty and primary care portfolio and played a key role in the planning and launch of more than ten products and indications. Mr. Trapp holds a bachelor’s degree from the University of Connecticut School of Business. He also completed the General Management Program at the European Centre for Executive Development (CEDEP) at INSEAD.
Directors:
Timothy E. Morris
has served on the Board of Directors of DBV Technologies since March 2021. Mr. Morris is a seasoned financial and operational executive with extensive leadership experience across the biotechnology and pharmaceutical industries. Most recently, he served as Chief Financial Officer of Opthea Limited from 2022 to 2023, contributing to the company’s financing strategy and long-term planning. From 2020 to 2022, he was Chief Operating Officer and Chief Financial Officer of Humanigen, Inc., and prior to that, Chief Financial Officer of Iovance Biotherapeutics, Inc. from 2017 to 2020, supporting the company’s growth as a leader in cell therapy for cancer. Between 2014 and 2017, he served as Chief Financial Officer and Head of Business Development at AcelRx Pharmaceuticals, Inc. Earlier in his career, he held various senior financial leadership roles and served on the board of PAION Inc., a subsidiary of PAION AG. Mr. Morris currently serves on the boards of Aquestive Therapeutics,

Inc., Invivus Therapeutics, and Humanetics Corporation, and he previously served on the board of Univercells SA until December 2025. He is also the founder and Managing Member of Accolade Pharma LLC, a private advisory firm focused on the biotechnology and pharmaceutical sectors. He holds a Bachelor of Science in Business Administration with an emphasis in accounting from California State University and is a Certified Public Accountant (inactive).
Philina Lee
has served on the Board of Directors of DBV Technologies since October 2025. Dr. Lee is a commercial and strategic leader with 20 years of biopharmaceutical and healthcare experience across immune and inflammatory disorders, rare diseases, and oncology. She is Chief Executive Officer at a clinical stage radiopharmaceutical company, AdvanCell, since December 2025. She most recently served as Chief Commercial Officer at Blueprint Medicines from 2022 to 2025. Over her decade-long tenure with the company, she held a series of strategic and operational leadership roles spanning the full value chain—from establishing the new product strategy and development function to leading portfolio strategy and program leadership. She later oversaw the successful launch and growth of AYVAKIT
®
. Earlier in her career, Dr. Lee held marketing and commercial leadership roles of increasing responsibility at Algeta, Sanofi, and Genzyme, gaining broad expertise in global product strategy and commercialization. She previously served on the board of Fusion Pharmaceuticals from 2021 to 2024, where she was a member of the nomination and governance committee and the research and development committee. Dr. Lee holds a Bachelor of Science in Biochemistry from the University of Alberta and a Ph.D. in Cell Biology from the Massachusetts Institute of Technology.
Michel de Rosen
has served on the Board of Directors of DBV Technologies since June 2018 and is Chairman since March 2019. Mr. de Rosen has held chief executive and senior leadership roles across the biopharmaceutical, industrial, and telecommunications sectors in Europe and the United States. From 2009 until his retirement in 2017, he served as Chairman and Chief Executive Officer of Eutelsat Communications, guiding the company through a period of significant international growth. Previously, he was Chairman and Chief Executive Officer of ViroPharma Incorporated from 2000 to 2008, leading the transformation of the U.S. biopharmaceutical company and expanding its portfolio and operations. Earlier in his career, Michel de Rosen spent more than 15 years in senior management roles within the
Rhône-Poulenc
group. His responsibilities included serving as Chief Executive Officer of Pharmuka from 1983 to 1986 and of
Rhône-Poulenc
Fibres et Polymères from 1988 to 1993. He also held high-level public sector positions within the French government, including roles at the Ministries of Finance, Defense, Industry, and Telecommunications, where he served as auditor at the Treasury, advisor to the Secretary of Defense, and chief of staff to the Minister of Industry. Michel de Rosen has served on the board of Forvia since 2017. He previously served on the boards of Pharnext SA (from 2015 to 2022) and Idorsia Pharmaceuticals Ltd. (from 2020 to 2021). He holds an M.B.A. from HEC and a Master’s degree in Public Administration from the École Nationale d’Administration.
Maïlys Ferrère
has served on the Board of Directors of DBV Technologies as observer from March 2012 to June 2016 and as a member since June 2016. Ms. Ferrère is a senior investment leader with extensive experience supporting the growth and international expansion of innovative technology and life sciences companies. Since 2013, she has served as director and Head of the Large Venture Fund at Bpifrance, France’s public investment bank, where she oversees investments in high-potential French technology businesses. She began her career in 1985 within the internal audit division of Société Générale before moving into equity capital markets origination at several French financial institutions.. She represents Bpifrance on the boards of Devialet, Doctolib (since 2023) and Fairmat (since 2025) and previously served on the board of Sequans Communications S.A. until 2023. She was also Bpifrance’s permanent representative on the board of Valneva SE until 2025. Her previous board roles include Innate Pharma SA (2017–2021), Valneva SE (2016 and 2019), Gensight Biologics S.A. (2016–2019), and Pixium Vision S.A. (2015–2017). Maïlys Ferrère is a graduate of the Institut d’Études Politiques de Paris and holds a bachelor’s degree in business law from Université Paris I
Panthéon-Sorbonne.
Michael J. Goller
has served on the Board of Directors of DBV Technologies since October 2015. Mr. Goller is a Partner at Baker Bros. Advisors LP. Prior to joining Baker Brothers in 2005, Mr. Goller was an Associate of JPMorgan Partners, LLC where he focused on venture investments in the life sciences sector from 1999 to 2003. Mr. Goller began his career as an investment banker with Merrill Lynch and Co. from 1997 to 1999. Mr. Goller holds a B.S. in Molecular and Cell Biology from The Pennsylvania State University, and a Master’s in both Biotechnology (School of Engineered and Applied Sciences) and Business Administration (Wharton School) from the University of Pennsylvania. He serves on the boards of BeOne Medicines, Ltd., Terremoto Biosciences Inc., and Replimune Group, Inc.

Danièle Guyot-Caparros
has served on the Board of Directors for DBV Technologies since October 2022. Ms. Guyot-Caparros brings extensive financial and operational leadership experience across the life sciences sector. She began her career at PwC as an auditor, gaining foundational expertise in corporate finance with a particular focus on the chemical and pharmaceutical industries. In 1992, she joined
Rhône-Poulenc-Rorer
(later Aventis, then Sanofi), where she held several senior finance roles, including CFO Global R&D, CFO Europe, and Group Planning lead. During this time, she developed strong capabilities in business development and product portfolio optimization. In 2008, she became Senior Advisor at Deloitte France, contributing to the growth of the firm’s Life Sciences & Health Care practice. Danièle Guyot-Caparros has since served as an independent director in multiple biotech and medtech companies. From 2015 to 2017, she was a member of the supervisory board and the Audit Committee of Diaxonhit (now Eurobio Scientific). She later chaired the audit committee of Supersonic Imagine until its acquisition by Hologic in 2019. From 2013 to June 2022, she served on the board of Onxeo, where she chaired the audit committee and was Chair of the board from May 2019 to July 2021. In June 2024, she became Chair of the Audit, Risk and Compliance Committee of Valneva SE. In October 2025, she was appointed to Alten’s board as an independent director and Chair of the audit committee. She currently serves on the board of Valneva SE and Alten. Danièle Guyot-Caparros is a graduate of ICN Business School (Institut Commercial de Nancy), specializing in finance and accounting. She also holds an independent director certification from IFA–Sciences Po.
Ravi M. Rao
has served on the Board of Directors of DBV Technologies since May 2021. Mr. Rao is an accomplished biopharmaceutical leader with extensive experience spanning research and development, clinical practice, and medical affairs across global organizations. Since 2022, he has served as Chief Medical Officer of Sitryx Therapeutics and as a Venture Partner at SV Health Investors. He previously served as Chief Medical Officer at Oxford Biomedica from 2022 to 2023, and from 2020 to 2022 was Head of Research & Development and Chief Medical Officer at Swedish Orphan Biovitrum AB (Sobi), where he oversaw global development activities across the company’s rare disease portfolio. From 2019 to 2020, Dr. Rao was Chief Medical Officer of Aeglea Biotherapeutics Inc. Earlier, he spent seven years at GlaxoSmithKline plc, holding senior leadership roles including Vice President, Global Medical Affairs, Immunology and Specialty Medicine, and Vice President, Head of Drug Development in R&D for Immuno-Inflammation. Prior to joining GSK, he served as Group Medical Director for Immunology Clinical Development at Roche Pharmaceuticals. Dr. Rao began his career in academia as a rheumatologist at Imperial College London and as a postdoctoral research fellow at Harvard University. He was appointed to the board of Invivus Therapeutics in December 2025 and Autolus Therapeutics plc in April 2024, where he serves on the research and development committee. Dr. Rao holds a Bachelor of Arts with Honors and an MB BChir from the University of Cambridge. He earned an MRCP from the Royal College of Physicians and a Ph.D. from Imperial College London. He is also an Honorary Member of the Faculty of Pharmaceutical Medicine.
Adora Ndu
has served on the Board of Directors of DBV Technologies since May 2021. Ms. Ndu is Chief Regulatory Affairs Officer and Executive Vice President, Portfolio Strategy & Management at BridgeBio Pharma, Inc., a U.S. biotechnology company, a position she has held since January 2022.
Before joining BridgeBio, she spent more than four years at BioMarin Pharmaceutical. From January 2021 to January 2022, she served as Group Vice President and Head of Worldwide Research & Development Strategy, Scientific Collaborations and Policy. From 2017 to 2021, she held roles of increasing responsibility across regulatory affairs, policy, patient engagement, outcomes research, and international operations, rising from Senior Director to Executive Director and Vice President. During her tenure, she chaired several regulatory affairs committees for sector-leading organizations, including the Alliance for Regenerative Medicine and the American Society for Gene and Cell Therapy. Earlier in her career, Adora Ndu served at the U.S. Food and Drug Administration from 2008 to 2016, including as Division Director in the Division of Medical Policy Development, and as an officer in the U.S. Public Health Service Commissioned Corps. She has served on the board of Acadia Pharmaceuticals since 2022 and was an adjunct lecturer in the Johns Hopkins University Masters in Biotechnology Enterprise and Entrepreneurship program from 2019 to 2025.
Adora Ndu holds a Doctor of Pharmacy degree from Howard University and a Juris Doctor from the University of Maryland Francis King Carey School of Law.
Julie O’Neill
has served on the Board of Directors of DBV Technologies since June 2017. Ms. O’Neill is an experienced global operations leader with more than two decades of senior experience in the biopharmaceutical industry. From 2015 to 2018, she served as Executive Vice President, Global Operations at Alexion Pharmaceuticals Inc., where she oversaw worldwide manufacturing, supply, and quality operations. Prior to this role, she was Senior Vice President, Global Manufacturing Operations and General Manager of Alexion Pharma International Trading from 2014 to 2015. Before joining Alexion, she spent 17 years at Gilead Sciences, Inc. in roles of increasing responsibility, culminating in her position as Vice President of Operations and General Manager for Ireland from 2011 to 2014. During this period, she led the establishment and expansion of Gilead’s Irish subsidiary, including the development of its manufacturing site, supply chain, quality systems, and distribution capabilities. Earlier in her career, she held management positions at Burnil Pharmacies and Helsinn Birex Pharmaceuticals, Inc. In 2019, Julie O’Neill supported DBV Technologies as a consultant, contributing to CMC activities including the BLA resubmission for Viaskin Peanut. She currently serves on the boards of the National Institute for Bioprocessing Research & Training (since 2015), ICON plc (since 2019), ARTBIO Inc. (since 2025) and Chapper Healthcare Ireland Limited (since 2026). She previously served on the boards of Advancion Sciences (2022-2025), Achilles Therapeutics plc (2021-2024) and ILC Dover (2021-2024). Julie O’Neill holds a Bachelor of Science in Pharmacy from the University of Dublin, Trinity College, and a Master of Business Administration from the University College Dublin Smurfit School of Business. She also holds diplomas in risk management, internal audit and compliance, and medical law, and is a Chartered Director of the Institute of Directors in Ireland.There are no family relationships between or among any of our Directors. The principal occupation and employment during the past five years of each of our Directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our Directors and any other person or persons pursuant to which he or she is to be selected as a Director.
There are no legal proceedings to which any of our Directors is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or any of our subsidiaries.
Corporate Governance
Board of Directors Composition and Functioning
The composition and functioning of the Board of Directors comply with all applicable requirements of the French Commercial Code, the Middlenext Code, the Exchange Act, and Nasdaq and SEC rules and regulations. Our Board of Directors operates pursuant to Rules of Procedure adopted by the Board of Directors and last amended on December 7, 2023. A copy of the Board Rules of Procedure is available on the Corporate Governance section of our website at
https://www.dbv-technologies.com.
Director Independence and Independence Determinations
The Board shall assess the independence of each Director when she/he is first appointed, and at least annually.
In determining independence, the Board considers the definitions of independence set forth in the Nasdaq Listing Rules, the Exchange Act, and the Middlenext Code, as well as other factors that will contribute to effective oversight and decision-making by the Board. The independence criteria set out in the Nasdaq Listing Rules and in the Middlenext Code are detailed in the Board Rules of Procedure. The Board must be composed of (a) not less than a majority of independent Directors within the meaning of the Nasdaq Listing Rules, subject to any exceptions permitted by the Nasdaq Listing Rules and the Securities Exchange Act, and (b) at least two (2) independent members within the meaning of the Middlenext Code (which independent members may be the same as the independent Directors under the Nasdaq Listing Rules).
In accordance with the Nasdaq Listing Rules and Middlenext Code, a Director shall be considered independent if she/he does not have any relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. In addition, in accordance with the Nasdaq Listing Rules, to be considered independent, a Director shall not be subject to any of the mandatory bars to independence set forth in Rule 5605(a) of the Nasdaq Listing Rules and Rule 3 of the Middlenext Code.
In addition, in assessing independence, our Board of Directors considered the relationships that each non-employee
Director has with us and all other facts and circumstances our Board of Directors deemed relevant in determining the Director’s independence, including the number of Ordinary Shares the Director and his or her affiliated entities (if any) may beneficially own.

After review of all relevant identified transactions or relationships between each Director, or any of his or her family members, and us, our senior management and our independent auditors, the Board has affirmatively determined (i) all of our Directors, as follows, including Daniel Soland, who left the Board of Directors on September 18, 2025, and other than Daniel Tassé, are independent Directors within the m ea
ning of the applicable Nasdaq Listing Standards: Michel de Rosen; Maïlys Ferrère; Michael J. Goller; Timothy E. Morris; Adora Ndu; Julie O’Neill; Philina Lee; Daniel Soland (who left the Board of Directors on September 18, 2025); Ravi M. Rao; and Danièle Guyot-Caparros and (ii) a majority of our Directors, as follows, other than Daniel Tassé, Michael J. Goller and Maïlys Ferrère, are independent Directors within the meaning of the MiddleNext Code: Michel de Rosen; Timothy E. Morris; Adora Ndu; Julie O’Neill; Philina Lee; Ravi M. Rao; Daniele Guyot-Caparros; and Daniel Soland.
Director Nomination Process and Qualifications
We currently have ten Directors, five of whom are citizens or residents of the United States. Under French law and our by-laws,
our Board of Directors must be composed of between three and eighteen members. Within this limit, the number of Directors is determi
n
ed by the ordinary general meeting, upon proposal of the Board of Directors. The number of Directors of each gender may not be less than 40%, in compliance with articles
L225-18-1
and
L22-10-3
of the French Commercial Code. Any appointment made in violation of this limit that is not remedied will be null and void. Directors are elected, re-elected
and may be removed at an ordinary general meeting with a simple majority vote of our shareholders.
Pursuant to our
by-laws,
the term of a Director is three years, subject to a lesser period which could either be one or two year(s) for the purpose of a staggered Board. In accordance with French law, our by-laws
also provide that our Directors may be removed with or without cause by the affirmative vote of the shareholders of at least a majority of the votes of the shareholders present, represented by a proxy or voting by mail at the relevant ordinary general meeting, and that any vacancy on our Board of Directors resulting from the death or resignation of a Director, provided there are at least three Directors remaining, may be filled by vote of a majority of our Directors then in office provided that there has been no shareholders’ meeting since such death or resignation. Directors chosen or appointed to fill a vacancy shall be elected by the Board of Directors for the remaining duration of the current term of the replaced Director. The appointment must then be ratified at the next shareholders’ ordinary general meeting. In the event the Board of Directors would be composed of less than three Directors as a result of a vacancy, the remaining Directors shall immediately convene a shareholders’ meeting to elect one or several new Directors so there are at least three Directors serving on the Board of Directors, in accordance with French law. The number of Directors aged over 80 cannot exceed one third of the Board of Directors.
In accordance with Articles L.225-105 and R.225-71 of the French Commercial Code, one or more shareholders holding at least 5% of the share capital may request the inclusion of additional items or draft resolutions on the agenda of the General Meeting, including draft resolutions relating to the appointment of a Director. When the company’s share capital exceeds €750,000, the portion of capital to be represented by the shareholder(s) requesting the inclusion of additional items or draft resolutions on the agenda of the General Meeting is reduced, depending on the size of that capital, as follows: a) 4% for the first €750,000; b) 2.50% for the portion of capital between €750,000 and €7,500,000; c) 1% for the portion of capital between €7,500,000 and €15,000,000; d) 0.50% for the remaining balance of the capital.
To propose the appointment of a Director, shareholders must send to the Company’s registered office by registered letter with acknowledgement of receipt, at least twenty-five days prior to the date of the Annual General Meeting, the wording of the proposed draft resolution, together with (i) a justification of the shareholding, (ii) a justification for the inclusion of this resolution on the agenda, (iii) a brief statement of reasons, and (iv) all information regarding the director candidate required under applicable law and corporate governance rules.
The Company will publish and submit to the Annual General Meeting any admissible draft resolutions thus requested, in accordance with the legal and regulatory provisions in force.
The Nominating and Governance Committee will consider director candidates recommended by shareholders in the same manner as candidates identified by the Committee or the Board of Directors. Shareholders who wish to recommend a candidate for consideration by the Nominating and Governance Committee may do so by following the procedures set forth above for the inclusion of draft resolutions on the agenda of the Annual General Meeting. The Nominating and Governance Committee evaluates all candidates, whether identified by the Committee, the Board or recommended by shareholders, using the same criteria, including the minimum qualifications and other factors described under “Considerations in Evaluating Director Nominees” below.

Board Leadership Structure
In accordance with article
L225-51-1
of the French Commercial Code, our Board is empowered to determine whether the roles of Chairman and Chief Executive Officer should be combined or separated, based on what it believes is in the best interests of the Company at a given point in time.
Michel de Rosen has served as Chairman of the Board of Directors since March 4, 2019. He is an independent Director under the Nasdaq Listing Standards and Middlenext Code. Michel de Rosen’s Director mandate was renewed at the June 11, 2025, Annual General Meeting and his position as Chairman of the Board at the June 11, 2025, Board meeting. While Michel de Rosen provides independent leadership, he also works closely with our Chief Executive Officer to ensure that our Directors receive the information that they need to perform their responsibilities, including discussing and providing critical review of the matters that come before the Board and assessing management’s performance.
The Board believes that separation of the positions of the Chairman and Chief Executive Officer reinforces the independence of the Board in its oversight of the business and affairs of the Company. In addition, the Company believes that having an independent Chairman creates an environment that is more conducive to the Board’s objective evaluation and oversight of management’s performance, increasing management accountability, and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and its shareholders, including with respect to evaluating whether the steps taken by management to manage risks are appropriate for the Company.
Board Meeting Attendance
During our fiscal year ended December 31, 2025, the Board of Directors held 24 meetings (including regularly scheduled, special meetings and written consultations), and each Director attended at least (i) 94% of the total number of meetings of our Board of Directors held during the period for which he or she has been a Director and (ii) 100% of the total number of meetings held by all committees of our Board of Directors on which he or she served during the periods that he or she served as required under the Board Rules of Procedure.
We encourage, but do not require, members of our Board of Directors to attend our Annual General Meetings. Most of our Directors attended the General Meeting of June 11, 2025.
Board Committees
The Board of Directors has established an Audit Committee, a Nominating and Governance Committee and a Compensation Committee, each of which operates pursuant to a written charter adopted by our Board of Directors that satisfies the applicable rules and regulations of the SEC and the Nasdaq Listing Rules. The composition and functioning of all of our committees complies with all applicable requirements of the French Commercial Code, the Middlenext Code, the Exchange Act, Nasdaq and SEC rules and regulations.
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

Name	Audit	Compensation	Nominating and Governance
Daniel Tassé
Michel de Rosen		X	X
Maïlys Ferrère			X
Michael J. Goller			Chair
Timothy E. Morris	Chair
Adora Ndu	X
Julie O’Neill		Chair
Philina Lee		X
Daniel Soland*		X
Ravi M. Rao			X
Danièle Guyot-Caparros	X	X
* Mr. Daniel Soland resigned from the Board of Directors on September 18, 2025.
Below is a description of each committee of the Board.
Audit Committee
Our Audit Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq Listing Rules. A copy of the charter of our Audit Committee is available on the Corporate Governance section of our website at
https://www.dbv-technologies.com.
During our fiscal year ended December 31, 2025, our Audit Committee held 7 meetings.
The Audit Committee is composed entirely of independent Directors in accordance with applicable law, including the French Commercial Code, the Middlenext Code and Nasdaq Listing Rules. All members of the Audit Committee shall be able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement. In addition, at least one (1) of the Directors who is independent must qualify as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation
S-K
under the U.S. Securities Act of 1933, as amended, and shall be a member of the Audit Committee as described below. A person who satisfies the definition of “audit committee financial expert” will also be presumed to have financial sophistication. In order to comply with Article
L.823-19
II of the French Commercial Code, such person shall also have an outstanding knowledge in the field of finance, accounting and audit of accounts (
compétences particulières en matière financière, comptable ou de contrôle légal des comptes
).
Mr. Morris, Ms. Ndu, and Ms. Guyot-Caparros currently serve on our Audit Committee. Mr. Morris is the chairman of our Audit Committee since October 3, 2022. Our Board has determined that each of Mr. Morris, Ms. Ndu, and Ms. Guyot-Caparros is independent within the meaning of Nasdaq Listing Rules and the independence requirements contemplated by Rule
10A-3
under the Exchange Act. Our Board of Directors has further determined that each member of the Audit Committee is able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement, as required by Nasdaq Rule 5605(c)(2)(A). Our Board of Directors has further determined that Mr. Morris is an “audit committee financial expert” as defined by SEC rules and regulations and that Mr. Morris qualifies as financially sophisticated under the applicable exchange listing rules.
In compliance with Article
L.823-19
II of the French Commercial Code and Rule 7 of the Middlenext Code, at least one of the Board’s independent Directors has specific expertise in financial, accounting or statutory auditing.
Our Audit Committee has the following responsibilities, pursuant to the provisions of Article
L.823-19
II of the French Commercial Code:

•	monitoring the process of preparing the financial information and, where appropriate, make recommendations to ensure its integrity;

•
monitoring the efficiency of risk management and internal control systems, as well as that of internal audits if applicable, with regard to the preparation and processing of financial and accounting information, without prejudice to its independence;

•
issuing a recommendation on the statutory auditors to be proposed for appointment at the ordinary general meeting. This recommendation to our Board of Directors is prepared in accordance with the provisions of Article 16 of (EU) Regulation no. 537/2014; it also issues a recommendation to this body when the renewal of the mandate of the auditor(s) is considered. Except for renewal, the recommendation must be justified and contain at least two choices while stating a reasoned preference. This recommendation is prepared following a selection procedure led by our Audit Committee. The recommendations and preferences of our Audit Committee are presented at our ordinary general meeting held to determine the appointment of the statutory auditor;

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

•	approving the provision of services other than the auditing of accounts referred to in Article L. 822-11-2 of the French Commercial Code; and

•
regularly reporting to our Board of Directors on the performance of its tasks. Our Audit Committee also reports on the outcome of the accounts auditing task, how this task contributed to the integrity of the financial information and the role it played in that process. Our Audit Committee immediately informs our Board of Directors about any difficulties encountered.

Our Audit Committee has, in addition to the legal provisions mentioned above, the main following responsibilities:

•
reviewing and discussing the oversight of cybersecurity and data privacy matters, including the Company’s guidelines and policies with respect to data privacy, technology and information security risks, and the steps taken by management to monitor and control such exposures;

•
evaluating, at least annually, the performance of the statutory auditors, assessing their qualifications (including their internal quality control procedures and any material issues raised by the most recent internal quality control review or any investigations by regulatory authorities), and recommending to the Board whether to retain or terminate the engagement of the existing statutory auditors;

•
prior to recommending the engagement of any prospective statutory auditors, reviewing written disclosures regarding all relationships that may reasonably be thought to bear on independence, consistent with PCAOB Rule 3526;

•	recommending to the Board the approval of audit engagements and permissible non-audit services of the statutory auditors, including the scope, plans and compensation therefor;

•
reviewing with management and the statutory auditors the results of the annual audit, including the statutory auditors’ assessment of the quality of the Company’s accounting principles and practices, and discussing the matters required to be discussed by PCAOB Auditing Standard No. 1301, Communications with Audit Committees;

•
reviewing with management and the statutory auditors, as appropriate, the Company’s audited financial statements for inclusion in the Annual Report on Form
10-K
and the quarterly financial statements for inclusion in the Quarterly Reports on Form
10-Q,
prior to filing with the SEC;

•	reviewing with management and the statutory auditors, as appropriate, earnings press releases and the substance of financial information and earnings guidance provided to analysts and rating agencies;

•	overseeing the Company’s major legal compliance risk exposures;

•
reviewing and assessing the adequacy of the Audit Committee’s charter at least annually and participating in the annual evaluation of the Audit Committee’s performance as part of the Board’s annual assessment;

•	overseeing the preparation and review of the Company’s financial reports, including reports to be filed with the SEC or with the Autorité des Marchés Financiers ;

•	investigating any matter brought to the attention of the Audit Committee within the scope of its duties if, in the judgment of the Audit Committee, such investigation is necessary or appropriate; and

•	reviewing and establishing appropriate insurance coverage for the Company’s Directors and officers.
In addition to the functions referred to above, our Board of Directors entrusts the following specific missions to our Audit Committee:
With regard to our financial statements:

•	to examine and verify our draft budgets and draft annual and interim financial statements before they are sent to the Board of Directors;

•	to examine the draft comments, announcements and financial communication concerning our financial statements; and

•	to provide a timely opinion to our administrative and financial management upon the latter’s request.
With regard to our cash flow:

•	to examine and verify our general cash flow policy (investments and loans, risk hedging tools) and our cash flow situation.
With regard to risk management:

•
to establish and oversee procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	to examine off-balance sheet risks and commitments;

•	to examine the relevance of risk monitoring procedures; and

•
to review and oversee all related-party transactions, including related person transactions as defined under SEC Regulation
S-K
Item 404 and under article L.
225-38
et seq. of the French Commercial Code, in accordance with our internal policy.

Board of Directors and Audit Committee Risk Oversight
Our Board of Directors is primarily responsible for the oversight of our risk management activities and has delegated to the Audit Committee the responsibility to assist our Board in this task. While our Board oversees periodically our risk management, our management is responsible for day-to-day
risk management processes and keeping the Company’s risk register, including, without limitation, management of cybersecurity, data privacy, and information technology risks and procedures. Our Board of Directors expects our management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day
activities and to effectively implement risk management strategies adopted by the Board of Directors. We believe this division of responsibilities is the most effective approach for addressing the risks we face.
Board of Directors and Audit Committee Cybersecurity Oversight
The Board of Directors and the Audit Committee recognize the importance of cybersecurity management. As part of its risk oversight responsibilities, the Audit Committee is authorized to receive briefings from our Chief Financial

Officer regarding cybersecurity and information technology risks, controls, and procedures, including the Company’s plans to mitigate cybersecurity and business continuity risks and to respond to data breaches and other cybersecurity incidents, as well as any cybersecurity issue that could affect the adequacy and effectiveness of the Company’s internal controls. The Audit Committee may also request updates on efforts regarding data loss prevention, regulatory compliance, data privacy, threat and vulnerability management, cyber-crisis management, or other topics, as it deems appropriate. Management is responsible for keeping the Audit Committee informed of material cybersecurity developments, and the Audit Committee reports to the Board of Directors, as appropriate.
Statutory Auditors
Nasdaq Listing Rules require that the Audit Committee have the specific Audit Committee responsibilities and authority necessary to comply with Rule
10A-3(b)(2),
(3), (4) and (5) under the Exchange Act, which requires, among other things, that the Audit Committee have direct responsibility for the appointment, determination of compensation, retention and oversight of our auditors, authority to engage independent counsel and other advisors as it determines necessary, establishment of procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters (including confidential, anonymous submissions by employees), and appropriate funding as determined by the Audit Committee. However, Rule
10A-3
provides that if the laws of a company’s home country prohibit the full Board of Directors from delegating such responsibilities to the Audit Committee, the Audit Committee’s powers with respect to such matters may instead be advisory. As indicated above, under French law, our Audit Committee may only have an advisory role on matters requiring approval of the Board of Directors under French law and can only make recommendations to our Board of Directors on such matters. In accordance with its Charter, the Audit Committee has authority to retain and determine the compensation for, at the expense of the Company, special legal, accounting or other advisors, experts or consultants as it deems necessary or appropriate in the performance of its duties, and the Company provides appropriate funding as determined by the Audit Committee. Moreover, Rule
10A-3
also provides that its Audit Committee requirements do not conflict with any laws of a company’s home country that require shareholder approval of such matters. Under French law, our shareholders must appoint, or renew the appointment of, the statutory auditors once every six fiscal years. In accordance with the applicable requirements of the French Commercial Code, we have two statutory auditors.
Our shareholders renewed Deloitte & Associés S.A. as our independent registered public accounting firm, at the 2023 ordinary general meeting, for a term of six years ending on the date of the 2029 ordinary general meeting, and KPMG S.A. as our other independent registered public accounting firm, at the 2020 ordinary general meeting for a term of six years ending on the date of the 2026 Ordinary General Meeting. Renewal of KPMG S.A. for another term of office of six years is submitted to the vote of the 2026 Ordinary General Meeting in the sixth resolution.
Compensation Committee
Our Compensation Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC, Nasdaq Listing Rules and the Middlenext Code. A copy of the charter of our Compensation Committee is available on the Corporate Governance section of our website at
https://www.dbv-technologies.com.
During our fiscal year ended December 31, 2025, our Compensation Committee held 8 meetings.
The Compensation Committee is composed entirely of independent Directors in accordance with Nasdaq Listing Rules applicable to compensation committee members and the
“non-employee
director” standard within the meaning of Rule
16b-3
promulgated under the Exchange Act. The Compensation Committee has also considered the additional independence factors required by Nasdaq Rule 5605(d)(2)(A)-(B) with respect to each current member and, during his tenure on the Committee, Mr. Soland. In compliance with Rule 7 of the Middlenext Code, the chairperson of the Compensation Committee is an independent Director, Ms. O’Neill, and the Chief Executive Officer does not serve on the Committee.
Mr. de Rosen, Ms. O’Neill, Ms. Lee, and Ms. Guyot-Caparros currently serve on the Compensation Committee.

Our Compensation Committee has, in particular, the following main responsibilities:

•
ensuring that the Company’s compensation policy for the Chief Executive Officer complies with the Company’s corporate interests and business strategy and contributes to its long-term viability, is consistent with market and industry practices, so that the compensation policy of the Company remains attractive to current and prospective talent in the biopharmaceutical market, and complies with applicable laws and corporate governance standards; reviewing on an annual basis, and recommending to the Board for its approval and submission to the Company’s ordinary general meeting, in compliance with the French say on pay rules, all items of the Chief Executive Officer’s compensation;

•	evaluating the Chief Executive Officer’s performance in light of relevant corporate goals and objectives;

•	reviewing, on an annual basis, the compensation of the Chairman of the Board and, if relevant, issuing a recommendation to the Board regarding the amount of such compensation;

•
ensuring that the Company’s compensation policy for the Directors takes into account the Director’s attendance to Board meetings and Committees’ membership (if any) in accordance with the corporate governance recommendations;

•
ensuring that the Company’s compensation policy for
Section 16b-3
Officers complies with the Company’s corporate interests and business strategy and contributes to its long-term viability, is consistent with market and industry practices, so that the compensation policy of the Company remains attractive to current and prospective talent in the biopharmaceutical market, and complies with applicable laws and corporate governance standards;

•	reviewing, on an annual basis, the compensation of Section 16b-3 Officers and, if relevant, issuing a recommendation to the Board regarding the amount of such compensation.

•
making recommendations to the Board regarding any decisions to adopt, amend or terminate the Company’s equity incentive plans, pension and profit sharing plans, deferred compensation plans and similar programs;

•	reviewing and discussing, on an annual basis, with the Company’s management the disclosures on compensations contained in:

•	the Board’s corporate governance report ( rapport sur le gouvernement d’entreprise ) included in the Universal Registration Document (“URD”) to be filed with the Autorité des marchés financiers ; and

•
the Company’s annual reports on Form
10-K,
registration statements, proxy statements or information statements (“Compensation Discussion and Analysis”) to be filed with the Securities and Exchange Commission; and

•
reviewing and assessing the adequacy of the Compensation Committee’s charter at least annually and participating in the annual evaluation of the Compensation Committee’s performance as part of the Board’s annual assessment.

•
The Compensation Committee has the authority to retain or obtain the advice of compensation consultants, independent legal counsel and other advisers as it determines necessary or appropriate in the performance of its duties. The Company provides appropriate funding, as determined by the Compensation Committee, for payment of reasonable compensation to any such adviser retained by the Compensation Committee. In selecting any such adviser, the Compensation Committee considers the independence of such adviser in accordance with the factors specified in Nasdaq Rule 5605(d)(3)(D), including the provision of other services to the Company by the adviser’s employer, the amount of fees received from the Company by the adviser’s employer as a percentage of total revenue, the policies and procedures of the adviser’s employer designed to prevent conflicts of interest, any business or personal relationship of the adviser with a member of the Compensation Committee, any stock of the Company owned by the adviser, and any business or personal relationship of the adviser with an executive officer of the Company. The Compensation Committee has engaged Pay Governance, LLC (“Pay Governance”) and Aon Consulting as its independent compensation consultants to provide market data, peer group benchmarking and advice on executive and non-employee
director compensation matters. The Compensation Committee has assessed the independence of Pay Governance and Aon Consulting in accordance with Nasdaq Rule 5605(d)(3)(D) and SEC rules and has concluded that Pay Governance and Aon Consulting’s engagements do not raise any conflict of interest
.

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
Nominating and Governance Committee
Our Nominating and Governance Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC, the Nasdaq Listing Rules, the Middlenext Code and French law. A copy of the charter of our Nominating and Governance Committee is available on the Corporate Governance section of our website at
https://www.dbv-technologies.com.
During our fiscal year ended December 31, 2025, our Nominating and Governance Committee held 2 meetings.
Ms. Ferrère, Mr. Goller, Mr. Rao, and Mr. de Rosen currently serve on the Nominating and Governance Committee. All members of the Nominating and Governance Committee satisfy the independence requirements imposed by Nasdaq applicable to Nominating and Governance Committee members. In compliance with Rule 7 of the Middlenext Code, the chairperson of the Nominating and Governance Committee is an independent Director, Mr. Goller, and no executive officer serves on the Committee.
Our Nominating and Governance Committee has, in particular, the following main responsibilities:

•
identifying and evaluating candidates to serve on the Board consistent with criteria approved by the Board, including consideration of potential conflicts of interest as well as applicable independence, experience and other requirements; reviewing, evaluating and considering the recommendation for nomination of incumbent directors for re-election
to the Board; monitoring the size of the Board; considering recommendations for Board nominees and proposals submitted by the Company’s shareholders and recommending to the Board appropriate action thereon; and making any disclosures required by Nasdaq Listing Rules and applicable law in the course of exercising its authority;

•
periodically reviewing, discussing and assessing the performance of the Board, including Board Committees, seeking input from the full Board and others, including evaluation of the Board’s contribution as a whole, the Board’s effectiveness in serving the best interests of the Company and its shareholders, overall Board composition and makeup, and the independence of directors, including whether a majority of the Board continue to be independent from management in both fact and appearance, as well as within the meaning prescribed by Nasdaq and Middlenext Code;

•
overseeing the Board’s Committee structure and operations, and making recommendations to the Board regarding the appointment of Directors to serve as members of each Committee and Committee chairs, after due consideration of the interests, independence and experience of the individual Directors and the independence and experience requirements set forth in the Nasdaq Listing Rules, the Middlenext Code, the rules and regulations of the SEC and applicable law;

•	periodically reviewing and making recommendations to the Board regarding the Company’s process for shareholder communications with the Board;

•
implementing an orientation process for new directors, including background material on the Company’s policies and procedures and expectations as to Directors and Committee members’ duties and responsibilities, meetings with senior management and visits to the Company’s facilities, and recommending to the Board continuing education programs for Directors;

•	periodically reviewing and assessing the Board Rules of Procedure and recommending any changes deemed appropriate to the Board;

•
developing and periodically reviewing with the Chief Executive Officer the plans for succession for the members of the Executive Committee, including
Section 16b-3
Officers, and making recommendations to the Board with respect to the selection of appropriate individuals to succeed to these positions; and separately developing and periodically reviewing with the Board the plans for succession for the Chairperson of the Board and the Chief Executive Officer, and making recommendations to the Board with respect to the selection of appropriate individuals to succeed to this position;

•
periodically reviewing the processes and procedures used by the Company to provide information to the Board and its Committees, including reporting channels, access to outside advisors and timeliness of information, and making recommendations to the Board for improvement as appropriate;

•
considering the Board’s leadership structure, including the separation of the Chairperson and Chief Executive Officer roles and/or appointment of a lead independent director, and making recommendations to the Board with respect thereto, and reviewing and discussing the narrative disclosure regarding the Board leadership structure and role in risk oversight required by Item 407(h) of Regulation
S-K;

•
reviewing and assessing the adequacy of the Nominating and Governance Committee’s charter periodically and participating in the annual evaluation of the Nominating and Governance Committee’s performance as part of the Board’s annual assessment; regularly reporting to the Board regarding the Nominating and Governance Committee’s actions; and performing such other functions and having such other powers as may be necessary or appropriate in the discharge of the foregoing.

Members of the Nominating and Governance Committee may not receive any compensation from the Company except the fees received as a member of the Board or any committee thereof.
Considerations in Evaluating Director Nominees
The Nominating and Governance Committee works with the Board of Directors to determine periodically, as appropriate, to the extent permitted or required under applicable laws, the qualifications, expertise and characteristics of the Board of Directors, including such factors as business experience and differences in professional background, education, skill, and other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on the Board of Directors. At a minimum, the Nominating and Governance Committee believes that nominees for Director must (i) be able to read and understand basic financial statements, (ii) be over 21 years of age, and (iii) have the highest personal integrity and ethics. Beyond these minimum qualifications, nominees are expected to satisfy nearly all of the following criteria: (i) a demonstrated excellence in his or her field, including professional achievement and leadership experience, (ii) relevant expertise upon which to be able to offer advice and guidance to management, (iii) the ability to exercise sound business judgment, (iv) freedom from conflicts of interest that would interfere with the proper performance of the responsibilities of a Director, (v) sufficient time available to devote to the affairs of the Company and the Board of Directors, and (vi) commitment to rigorously represent the long-term interests of the Company’s shareholders. The Nominating and Governance Committee evaluates each individual in the context of the membership of the Board of Directors as a group, with the objective of having a board that can best perpetuate the success of the business and represent shareholder interests through the exercise of sound judgment using its diversity of background and experience across various areas. In determining whether to recommend a Director for re-election,
the Nominating and Governance Committee also considers the Director’s past attendance at meetings, participation in and contributions to the activities of the Board of Directors and the Company and other relevant qualifications and characteristics.
In the case of incumbent Directors whose terms of office are set to expire, the Board reviews such Directors’ overall service to the Company during their term, including the number of meetings attended, level of participation, quality of performance, and any relationships and transactions that might impair such Directors’ independence. In the case of new Director candidates, the Board also determines whether the nominee may be independent for Nasdaq Listing Rules or Middlenext Code purposes.

Each Director must ensure that other existing and anticipated future commitments do not materially interfere with the members’ service as a Director.
Code of Ethics and Business Conduct
We have adopted a code of ethics and business conduct (the “Code of Ethics and Business Conduct”) applicable to all of our Directors, officers and employees. The Code of Ethics and Business Conduct is available on the Corporate Governance section of our website at
https://www.dbv-technologies.com.
We expect that in the event of any amendments to this code or any waivers of its requirements to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions any executive officer or Director, we will promptly disclose the nature of the amendment or waiver on our website rather than by filing a Current Report on Form
8-K.
In the case of a waiver for an executive officer or a Director, the disclosure required under applicable Nasdaq listing standards also will be made available on our website.
Communications with the Board of Directors
Shareholders and other interested parties who wish to communicate with the Board of Directors may do so by contacting our investor relations department by email at
investors@dbv-technologies.com
mail inbox or by mail at the Company’s registered office: 107 avenue de la République, 92320 Châtillon France. Communications are distributed to the Board, unless they are considered, either presumptively or in the reasonable judgment of the Company’s corporate secretary, to be improper for submission to the Board. Items that are unrelated to the duties and responsibilities of our Board of Directors may be excluded, including, without limitation: junk mail and mass mailings; resumes and other forms of job inquiries; surveys; solicitations or advertisements; communications that raise grievances that are personal to the sender; communications that relate to the pricing of the Company’s products or services; communications that do not relate directly or indirectly to the Company; and communications that are frivolous in nature. In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded. The Board of Directors’ answer, if any, will be directly sent to the shareholders or interested party at the email or mailing address provided in the communication.
This communication channel is without prejudice to, and does not limit in any way, the statutory information and questioning rights granted to shareholders under applicable French law, including their right to submit written questions in connection with General Meetings and to obtain the communication of corporate documents.
Executive Sessions
Executive sessions, which are meetings of the Board at which only non-executive
Directors are present, are regularly scheduled throughout the year, typically at the time of each regular Board meeting and as frequently as the Chairman of the Board of Directors deems appropriate.
Securities Trading Policy
We have adopted a securities trading policy (the “Securities Trading Policy”) governing the purchase, sale, and/or other dispositions of the Company’s securities by Directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. This Securities Trading Policy has been prepared on the basis of the EU Regulation and in compliance with the French
Autorité des Marchés Financiers
(“AMF”) Position-Recommendation
No. 2016-08
of October 26, 2016 (Guide to Permanent Information and the Management of Inside Information) and the US Regulations implemented and enforced by the U.S. Securities and Exchange Commission (“SEC”). This Policy also reflects best practices for dual-listed public companies. A copy of our Securities Trading Policy is filed as an exhibit to our Annual Report on Form
10-K
for our fiscal year ended December 31, 2025.
Within insiders, the Securities Trading Policy distinguishes permanent insiders (board members, executive officers, executive committee members and certain other employees), financial insiders (employees, mainly in legal, finance, accounting and similar functions, with regular access to inside information) and occasional insiders (persons with access to inside information in relation to specific projects). All insiders are prohibited from trading and engaging in certain types of transactions involving Company securities while in possession of inside information. Permanent insiders and financial insiders are also subject to scheduled blackout periods established in accordance with applicable laws and regulations.
The prohibition on trading covers hedging or monetization transactions or similar arrangements involving Company securities, including, without limitation, transactions using puts, calls, collars, prepaid variable forward contracts and exchange funds. In addition, transactions in publicly traded options on the Company’s securities (puts, calls or other derivative securities, whether on an exchange or in any other organized market) are prohibited, as are purchasing Company securities on margin, borrowing against accounts holding Company securities, or pledging Company securities as collateral for a loan.

Our Securities Trading Policy prohibits our employees and Directors who are insiders from trading and engaging in “hedging” with respect to Company securities.
Delinquent Section 16(A) Reports
Section 16(a) of the Exchange Act requires our Directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports filed on the SEC’s EDGAR system and written representations that no other reports were required, during the fiscal year ended December 31, 2025, the following reports were not filed on a timely basis: three Form 3 filings for each of Bpifrance SA, Bpifrance Investissement S.A.S, and EPIC Bpifrance, respectively, each with a reporting date of March 27, 2025, were filed on April 7, 2025, April 24, 2025 and May 20, 2025, respectively; one Form 3 filing for Philina Lee with a reporting date of November 9, 2025, was filed on April 16, 2026; one Form 4 with a reporting date of May 22, 2025, was filed on May 27, 2025; and one Form 4 with a reporting date of November 20, 2025, was filed on November 25, 2025. Other than as set forth above, to our knowledge, all Section 16(a) filing requirements applicable to our officers, Directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information for each of the last two completed fiscal years regarding compensation awarded to or earned by (i) our Chief Executive Officer (principal executive officer, PEO), and (ii) the two most highly compensated named executive officers other than the PEO for the year ended December 31, 2025.
For the year ended December 31, 2025, our named executive officers were:

•	Daniel Tassé, our Chief Executive Officer and Director;
•	Virginie Boucinha, our Chief Financial Officer; and
•	Dr. Pharis Mohideen, our Chief Medical Officer.

Name and Principal Position	Year	Salary $	Bonus $		Stock Awards (1) $	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation $	All Other Compensation $		Total $
Daniel Tassé	2025	600,000	780,000		—	1,915,376	—	62,571	(3)	3,357,947
Chief Executive Officer and Director	2024	600,000	498,000		—	488,126	—	36,020		1,622,146
Virginie Boucinha (2)	2025	350,446	249,698	(4)	86,415	381,486		—		1,068,045
Chief Financial Officer	2024	319,308	85,119		10,165	43,858	—	—		458,450
Pharis Mohideen	2025	590,787	430,219	(5)	118,820	502,687		—		1,642,513
Chief Medical Officer	2024	567,787	150,804		18,724	83,447	—	—		820,762

(1)
The amounts reported in the “Stock Awards” and “Option Awards” columns represent the aggregate grant-date fair value of each award computed in accordance with ASC Topic 718. For additional information regarding the assumptions used in determining the fair value of these awards, please refer to Note 11 to the consolidated financial statements included in our Annual Report on Form
10-K
filed with the SEC on March 26, 2026. Amounts in euros were converted into U.S. dollars using the average exchange rate for the relevant period, consistent with the exchange rates applied in our consolidated financial statements.

(2)
Amounts relating to base salary in 2024 and 2025 have been converted from euros to U.S. dollars at a rate of €1.00 = $1.0824 and €1.00 = $1.1300, which represent the average exchange rates for the year ended December 31, 2024 and December 31, 2025 respectively. Amounts relating to the bonus in 2024 have been converted from euros to U.S. dollars at a rate of €1.00 = $1.08637, which represents the ECB fixing exchange rate on March 13, 2025 (date of approval by the Board meeting of the bonus compensation). Amounts relating to the bonus in 2025 have been converted from euros to U.S. dollars at a rate of €1.00 = $1.1862, which represents the ECB fixing exchange rate on February 13, 2026 (date of approval by the Board meeting of the bonus compensation).

(3)	Includes $62,571 in tax gross-up payments or reimbursements.
(4)
Includes $67,455 of exceptional compensation granted by the Board of Directors at its meeting held on June 11, 2025, on the recommendation of the Compensation Committee, in view of the successful completion of the PIPE financing and in accordance with the remuneration policy approved by June 11, 2025, Annual General Meeting, which have been converted from euros to U.S. dollars at a rate of €1.00 = $1.1433, which represents the ECB fixing exchange rate on June 11, 2025 (date of approval by the Board meeting of this exceptional compensation). The remaining $182,243 has been converted in accordance with (2) above.

(5)
Includes $113,557 of exceptional compensation granted by the Board of Directors at its meeting held on June 11, 2025, on the recommendation of the Compensation Committee, in view of the successful completion of the PIPE financing and in accordance with the remuneration policy approved by June 11, 2025, Annual General Meeting.

Outstanding Equity Awards at Fiscal Year End 2025

	Option Awards (1)						Stock Awards (1)
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price (2)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (3)
Daniel Tassé	11/29/18	—	350,000	(4)	30.02	€11/29/28	—	—
	05/24/19	—	150,000	(4)	16.99	€05/24/29	—	—
	11/24/20	274,000	—		4.16	€11/24/30	—	—
	11/22/21	274,000	—		5.87	€11/22/31	—	—
	11/21/22	573,290	191,096		3.00	€11/21/32	—	—
	11/20/23	404,836	404,836		2.00	€11/20/33	—	—
	12/04/24	203,300	609,900		0.85	€12/04/34	—	—
	11/21/25	—	964,000		2.52	€11/21/35	—	—
Virginie Boucinha	11/20/23	56,500	—		2.00	€11/20/33	9,500	$37,729.25
	11/21/24	28,250	84,750		0.71	€11/21/34	14,250	$56,593.88
	11/21/25	—	192,000		2.52	€11/21/35	32,000	$127,088
Pharis Mohideen	07/22/19	—	75,000	(4)	17.90	€07/22/29	—	—
	11/24/20	95,400	—		4.16	€11/24/30	—	—
	11/22/21	95,400	—		5.87	€11/22/31	—	—
	07/29/22	87,500	12,500		4.72	€07/29/32	1,250	$4,964.38
	11/21/22	86,250	28,750		3.00	€11/21/32	4,375	$17,375.31
	11/20/23	107,500	107,500		2.00	€11/20/33	17,500	$69,501.25
	11/21/24	53,750	161,250		0.71	€11/21/34	35,000	$139,002.5
	11/21/25	—	253,000		2.52	€11/21/35	44,000	$174,746

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
grant, and 25% vesting each year.

(2)	Exercise prices, grant date share fair values and fair value per equity instruments are provided in euros, as the Company is incorporated in France and the euro is the currency used for the grants.
(3)
Determined by reference to €3.38, the closing price per Ordinary Share on Euronext Paris on December 31, 2025, and an applicable exchange rate of €1.00 = $1.1750, which represents the exchange rate as of December 31, 2025.

(4)	The vesting of these options is not similar to the vesting described in footnote (1), but is subject to the achievement of clinical development-related performance conditions.

Narrative Disclosure to Summary Compensation Table
This section sets out the compensation policy applied by the Company during the 2025 financial year. The 2026 Annual General Meeting will be asked to vote on changes to this compensation policy. These changes will be detailed in the Proxy Statement filed with the Securities and Exchange Commission by the Company pursuant to Section 14(a) of the Securities Exchange Act of 1934.
Compensation Philosophy and Strategy of Our Employees and Executive Officers
At DBV, we have a competitive and innovative way to reward our employees. Our reward system builds on the foundations of our company culture, what we refer to as the 4C’s – Courage, Curiosity, Collaboration and Credibility. We incentivize our employees for value creation and align our activities to the benefits of our stakeholders: patients, shareholders and broad society.
As we navigate a competitive market environment, we benchmark against similarly sized U.S. and French biopharmaceutical companies to offer the best possible compensation elements to meet our goals. We refer to this approach as total rewards. Moreover, we not only use competitive financial rewards but also prioritize internal talent development as foundational to our future success. Our total rewards strive to ensure we are and remain attractive to current and prospective talent in the biopharmaceutical market. We foster a culture of performance to reward contribution to the company’s achievements, as well as behaviors that reflect our culture, our 4C’s (the “Total Rewards Policy”).
Our Total Rewards Policy, reviewed annually, consists of:

•	base salary, pegged to local compensation market;

•	annual incentive, paid in cash, subject to Company and individual achievement against annual corporate objectives;

•	long-term incentive, using a mix of restricted share units and stock options;

•	benefits, aligned with local market practices; and

•	talent management and development programs and opportunities, supporting our talent’s professional development.
The overall objectives of the compensation policies and programs of our executive officers are to:

•	attract, retain and motivate superior executive talent;

•	provide incentives that reward the achievement of performance goals that directly correlate to the enhancement of stockholder value, as well as to facilitate executive retention;

•	align our executives’ interests with those of our stockholders;

•	link pay to company performance; and

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

•	For 2025, the Board of Directors, on the recommendation of the Compensation Committee, determined that our Company had achieved 130% of the corporate objectives established by the Board.

•	Long-term incentives (at-risk equity) :

•
Value in the biotechnology industry is often created over a few years. We seek to align employee’s compensation with long-term Company value creation. We believe that our ability to grant equity awards is a credible and effective compensation tool.

•	Equity incentives aim at attracting and retaining talent at all levels of the organization by providing an extra layer of incentives to employees and promoting our growth as a collective achievement.

•
Includes a mix of Stock-Options (“SOs”) and RSUs in line with market practice in some comparable US peer companies. The size of the award is a percentage of the capital share outstanding (“CSO”) which may vary depending on where the role is based.

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

•
We focus on time-vesting awards. Time-based vesting allows for retention that is aligned to the biotechnology industry’s longer time horizon for value creation and is competitive with market practices. Further, our focus on time-vesting awards allows us to most optimally allocate our resources by enabling us to shift resources towards the most promising opportunities for shareholder value creation.

The Compensation Committee aims to structure a significant portion of the named executive officers’ total target compensation to be comprised of performance-based bonus opportunities and LTIs, in order to align the named executive officers’ incentives with the interests of our stockholders and our corporate objectives. In evaluating our executive compensation policies and programs, as well as the short-term and long-term value of our executive compensation plans, we consider both the performance and skills of each of our executives, as well as the compensation paid to executives at similar companies with similar responsibilities. We focus on providing a competitive compensation package which provides significant short-term and long-term incentives for the achievement of measurable corporate objectives. We believe this approach provides an appropriate blend of short-term and long-term incentives to maximize stockholder value.
Chief Executive Officer Compensation
The compensation policy mentioned below is applicable to the Chief Executive Officer, whether or not he or she simultaneously holds the position of Chairman of the Board.

For the fiscal year 2025, the fixed, variable and exceptional items constituting the total compensation and benefits of any kind that may be granted to the Chief Executive Officer pursuant to his mandate, as well as their respective importance, are as follows:

•	Fixed compensation
The fixed compensation of the Chief Executive Officer is determined by considering the level and difficulty of the responsibilities, experience in the role and practices noted in comparable companies.
The Board, in its meeting held on November 14, 2018, decided to set the fixed annual compensation of the Chief Executive Officer at US $600,000. This amount remains unchanged as of the date of this report. This compensation is payable on a bi-monthly
basis.

•	Annual variable compensation
The Chief Executive Officer receives annual variable compensation for which the Board, on the recommendations of the Compensation Committee, defines each year financial and non-financial
performance criteria that are diversified and demanding, precise and pre-established,
allowing a complete analysis of performance. These criteria are aligned with the Company’s short and medium-term strategy and represent significant inflection points in value.
These variable remuneration criteria support the objectives of the remuneration policy in the following ways: they are in line with the Company’s social interests, contribute to its long-term viability and are aligned with the Company’s development strategy.
Each year, the Board determines the rate of achievement of each objective, according to a predefined scale, of the annual variable compensation.
For 2025, the criteria and objectives of the variable compensation were the following:

Criteria	%	Description
Qualitative and Quantitative	35%	Clinical studies and preparation of BLA files for medium-term commercialization, advancing pre-clinical programs
	35%	Maintaining financial stability, managing liquidity and necessary investments
	30%	Advance marketing preparations, manage company capacity, and promote employee development
Total	100%
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
The payment of the variable and, where applicable, exceptional compensation components allocated to the Chief Executive Officer for the past financial year is subject to the approval by the next Annual General Meeting of the compensation components paid to him during or allocated to him for the said financial year (ex post vote).
No exceptional compensation was awarded to the Chief Executive Officer for 2025.

•	Long-term compensation
The Company’s long-term compensation policy is part of an overall strategy to retain and motivate its managers and employees and to be competitive with market practices in the biotechnology industry.
The long-term compensation policy implemented for the Chief Executive Officer is mainly based on the granting of stock-options based on the recommendations of the Compensation Committee. Where applicable, these grants may be subject to the satisfaction of performance conditions that may be set by the Board at the time of grant.
The vesting and exercise of the stock-options are subject to the fulfillment of a presence condition. Additionally, the Chief Executive Officer may, in accordance with the law and methods adopted by the Board, be required to retain a significant number of Ordinary Shares.
The Chief Executive Officer may also be granted free Ordinary Shares.

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

This commitment was approved by the Annual General Meeting of May 24, 2019, in its fifth ordinary resolution.

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

In the event of termination by the Company of the Chief Executive Officer’s mandate without cause or for valid reason, the Company shall pay an amount equal to the sum of:
•
18 months’ gross remuneration;
•
100% of any bonus paid.
In the event of termination without cause or for good reason outside of a change of control, the severance benefits get paid out over 12 months.
In the event of termination without cause or for good in connection with a change of control, those same amounts get paid in a lump sum

The Chief Executive Officer does not benefit from any agreement providing for the payment of compensation in the event of resignation from his corporate office to carry out new functions.

•	Clawback policy
As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, the Chief Executive Officer and Chief Financial Officer may be legally required to reimburse the Company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of Section 304 of the Sarbanes-Oxley Act of 2002, as amended. Additionally, in compliance with Rule
10D-1
under the Securities Exchange Act of 1934, as amended, and Nasdaq Listing Rule 5608, we have adopted a clawback policy that provides for the recovery of erroneously awarded incentive-based compensation from current and former executive officers in the event of a required accounting restatement.
This provision of the compensation policy for the Chief Executive Officer was approved by a decision of the Board of Directors on November 20, 2023, in accordance with the Nasdaq Listing Rules.
Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
From time to time, the Board of Directors grants restricted stock units (“RSU”) and/or stock options (“SO”) to its employees, including the named executive officers. Historically, the Board of Directors has granted new-hire
RSU and/or SO awards on or soon after a new hire’s employment start date and annual employee RSU and SO grants in the last quarter of each fiscal year, which grants are typically recommended by the regularly scheduled meeting of the Compensation Committee occurring in such quarter. The Company’s typical practice is to grant annual employee RSU and SO on the same day in which such grant is approved by the Board of Directors. The Company does not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. Because the Compensation Committee has a practice of generally granting RSU and SO within the last quarter of the fiscal year, the Compensation Committee generally does not take material non-public
information (“MNPI”) into account when determining the timing of awards and it does not seek to time the award of stock options in relation to the Company’s public disclosure of MNPI. The Company has not timed the release of MNPI for the purpose of affecting the value of executive compensation. In any case, in accordance with article
L.22-10-56
of the French Commercial Code, SO may not be granted (i) during the ten-day
period preceding the date of release of the annual and half-year financial statements, including the date of their release, and (ii) from the date on which the executive management becomes aware of inside information within the meaning of article 7 of the Regulation (EU) No 596/2014 of the European Parliament and of the Council of 16 April 2014 on market abuse (Market Abuse Regulation) until the publication of such inside information.
Executive Compensation Arrangements
For a discussion of our employment arrangements with our executive officers, see “Certain Relationships And Related Person Transactions, and Director Independence—Related-Party Transactions—Agreements with Our Directors and Executive Officers.” Except as disclosed therein, there are no arrangements or understandings between us and any of our other executive officers providing for benefits upon termination of their employment, other than as required by applicable law.
French Law Requirements Related to Corporate Officers’ Compensation
Ex-ante
and
Ex-post
Votes of the Annual General Meeting
French laws applicable to our Company require that all types of compensation granted to certain corporate officers be presented and approved by the Annual General Meeting, on one hand for the compensation policy applicable to these corporate officers for the coming year
(ex-ante
vote) and on the other hand for the compensation that was granted to these named executive officers for the past year
(ex-post
vote). In compliance with US applicable laws, DBV also submits to the Annual General Meeting a consultative vote on the compensation policy of the named executive officers for the coming year
(ex-ante
vote).
Decision Making Process for the Determination of the Corporate Officers’ Compensation Policy
The determination, review and implementation of the compensation policy for each of the corporate officers (Chairman of the Board, Directors, Chief Executive Officer, Deputy Chief Executive Officers, if any) is carried out by the Board on the recommendation of the Compensation Committee.
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
Such compensation policy is submitted to the vote of our Annual General Meeting
(ex-ante
vote). No compensation component, of any nature whatsoever, may be determined, allocated or paid by our Company, nor any commitment made by our Company if it is not in accordance with the approved compensation policy.
In the event of a change in governance, the compensation policy will be applied to the Company’s new corporate officers, with necessary adjustments where applicable.
Compensation Policy Principles and Objectives
When setting the compensation policy, the Compensation Committee and the Board of Directors ensure that it complies with the Company’s corporate interests, contributes to its long-term viability and is in line with its business strategy, notably through variable remuneration targets and, where applicable, performance conditions. The Compensation Committee and the Board of Directors seek to ensure consistency with market and industry practices, in order to ensure (i) competitive levels of remuneration, (ii) a close link between the Company’s performance and the remuneration of its officers, and in particular the maintenance of a balance between short-term and medium/long-term performance, (iii) compliance with the principles of the Middlenext Code on which the level and terms of the officers remuneration are based, and (iv) compliance with applicable Nasdaq Listing Rules, including Nasdaq Listing Rule 5605(d) relating to compensation committee independence, authority and responsibilities.

The governance standards taken into account by the Board of Directors in determining the total compensation of corporate officers are those set out in recommendation R16 of the Middlenext Code, as well as the applicable requirements of the Nasdaq Listing Rules:

•
Completeness: each company is free to determine the components of executive directors’ compensation. Disclosure of executive directors’ compensation to shareholders must be exhaustive: fixed portion, variable portion (bonus), stock options, restricted stock units, compensation for Board member duties, exceptional compensation, retirement conditions and special benefits, other... In the case of variable compensation, the assessment of performance takes into account quantitative criteria— financial and non-financial—as
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

•
Rules must be simple and transparent. The performance criteria used to establish the variable portion of compensation or, where applicable, for the granting of stock options or restricted stock units, must be linked to the Company’s performance, correspond to its objectives, be demanding, explainable and, as far as possible, sustainable. They must be detailed, without however calling into question the confidentiality that may be justified for certain elements;

•
Measure: the determination of remuneration and the granting of stock options or restricted stock units must strike a fair balance, taking into account the Company’s general interest, market practices and the performance of senior executives;

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
We maintain liability insurance for our Directors and executive officers, including insurance against liability under the Securities Act, and we intend to enter into agreements with our Directors and executive officers to provide contractual indemnification. With certain exceptions and subject to limitations on indemnification under French law, these agreements will provide for indemnification for damages and expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding arising out of his or her actions in that capacity. We believe that this insurance and these agreements are necessary to attract qualified directors and executive officers.
These agreements may discourage shareholders from bringing a lawsuit against our Directors and executive officers for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our Directors and executive officers, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against Directors and executive officers pursuant to these insurance agreements.
Certain of our non-employee Directors may, through their relationships with their employers or partnerships, be insured against certain liabilities in their capacity as members of the Board of Directors.
Non-Employee
Director Compensation
The following table sets forth information regarding the compensation earned by our non-employee directors
for 2025. These amounts were earned and paid in or initially denominated in Euro per the above policy and paid in Euro. The amounts below were converted using an exchange rate of €1.00 to $1.1642, which represents respectively the average exchange rate as of January 9, 2026, and the exchange rates on the dates of payment. Mr. Tassé, our Chief Executive Officer, and Ms. Ferrère, a representative of BPI France, are each directors, but do not receive any additional compensation for their services as directors.

Director	Fees Earned or Paid in Cash ($) (1)	Warrant awards ($) (2)	All other compensation ($)	Total ($)
Michel de Rosen	$186,272	$0	$0	$186,272
Daniel Tassé	$0	$0	$0	$0
Daniele Guyot-Caparros	$128,062	$0	$0	$128,062
Maïlys Ferrère (3)	$0	$0	$0	$0
Michael J. Goller	$128,062	$0	$0	$128,062
Timothy E. Morris	$139,704	$0	$0	$139,704
Adora Ndu	$122,241	$0	$0	$122,241
Julie O’Neill	$128,062	$0	$0	$128,062
Ravi M. Rao	$87,315	$0	$0	$87,315
Philina Lee (4)	$37,254	$0	$0	$37,254
Daniel B. Soland (5)	$84,986.60	$0	$0	$84,986.60

(1)	The amounts reported in this column represent the fees earned for service on our Board of Directors and committees of our Board of Directors for 2025.
(2)
The amounts reported in this column reflect the aggregate grant date fair value of such warrants computed in accordance with FASB ASC Topic 718 Compensation—Stock Compensation (“ASC Topic 718”). See Note 12 to our Consolidated Financial Statements in our Annual Report on
Form 10-K for
a discussion of assumptions made by us in determining the aggregate grant date fair value of our non-employee
warrants. In accordance with a delegation of authority by the Annual General Meeting to the Board of Directors, the acquisition of these non-employee
warrants by the participating directors was subject to the payment of a subscription price determined by our Board of Directors and payable in full by the applicable director that was at least equal to the fair market value of an Ordinary Share on the date of grant.

(3)	No remuneration as non-executive director is accepted by Ms. Mailys Ferrère as representative of BPI France.
(4)	Ms. Philina Lee joined our Board of Directors on October 30, 2025.
(5)	Mr. Daniel B. Soland served as a director until his resignation on September 18, 2025.
The following table sets forth information regarding the aggregate number of non-employee warrant
awards held by
our non-employee directors
as of December 31, 2025. None of
our non-employee directors
held other stock awards or options as of December 31, 2025.

Director	Non-employee warrants awards (#)
Michel de Rosen	9,000
Michael J. Goller	14,000
Julie O’Neill	16,000
Compensation Policy for the Chairman of the Board and for Directors
The compensation policy mentioned below is applicable, respectively, to the Chairman of the Board, when he/she does not hold the position of Chief Executive Officer, and Directors. The components of the total compensation and benefits of any kind that may be granted to the Chairman and Directors in respect of their mandates, as well as their respective importance, are as follows:

•	Fixed compensation
The Chairman of the Board may receive an annual fixed compensation, which is determined in respect of practices noted in comparable companies, and which takes into account his specific functions as well as his membership of one or more committees, if applicable. For information purposes, as of the date of this report, the annual fixed compensation is maintained at 150,000 euros on a monthly basis.

•	Compensation at the end of the mandate
The Chairman of the Board does not benefit from any agreement providing for an indemnity in the event of termination of his corporate mandate.

•	Compensation paid in respect of Director duties
In the 15
th
ordinary resolution that became effective after the vote of the June 11, 2025, Annual General Meeting, the Directors remuneration was set at the maximum annual sum of 900,000 euros, for the 2025 financial year and until further decision of the Annual General Meeting.
The criteria for allocating the fixed annual sum allocated by the Annual General Meeting to the directors were set by the Board on the proposal of the Compensation Committee and take into account Committee membership and Committee chairmanship.
As of the date of this report, and for information purposes, the allocation of Director compensation is the following:

•	each Director, with the exception of the Chairman of the Board and the Chief Executive Officer, is entitled to receive 100,000 euros.

•	the chairman of the Audit Committee is entitled to receive an additional compensation of 20,000 euros.

•	the chairman of the Compensation Committee is entitled to receive an additional compensation of 10,000 euros.

•	the chairman of the Nominating and Governance Committee is entitled to receive an additional compensation of 10,000 euros.

•	The members of the above-mentioned committees are entitled to receive an additional compensation of 5,000 euros.
The above allocation of compensation is calculated by considering the presence (physical or by means of videoconference or telecommunication means allowing their identification and guaranteeing their effective participation) of each member as follows:

(a)	For attendance at least 90% of the meetings of the Board of Directors and the Committees scheduled during the year: the Director will be entitled to 100% of the amounts referred to above;

(b)
For attendance at less than 90% of the meetings of the Board of Directors and the Committees scheduled during the financial year: the compensation is calculated on a pro rata basis according to the actual attendance of the Director concerned.

Ms. Ferrère waived her compensation since her joining the Board of Directors.

•	Long-term compensation
The Company bases its long-term compensation policy on a global strategy of retention and motivation that is competitive in terms of market practices in the biotechnology industry.
Pursuant to this compensation policy, the Company may decide to grant share subscription warrants (“BSA”), at fair market value, to the Chairman of the Board and/or directors.
It being specified that the granting of stock options or restricted stock units to Directors is not allowed under French law, unless a Director is also (i) an employee or (ii) Chief Executive Officer or (iii) Chairman of the Board.

•	Benefits of any kind
The Chairman of the Board and Board members may be entitled to be reimbursed for reasonable travel, accommodation and other expenses incurred in the interest of the Company, including attendance at meetings of the Board.

•	Compensation for exceptional missions
Under Article L.
225-46
of the French Commercial Code, Directors may receive occasional cash compensation for specific assignments outside their normal duties. Such compensation is subject to the related party agreements transactions referred to in Article L.
225-38
of the French Commercial Code, which requires prior approval by the Board, a special report of the statutory auditors and a specific vote of the Annual General Meeting.
This flexibility is not included in the annual budget allocated to Directors.

•	Services agreements
The Company may enter into services agreements with any Director for assignments that are distinct from their duties as Directors. Such agreement is subject to the related party agreements approval procedure referred to in Article L.
225-38
of the French Commercial Code, which requires prior approval by the Board, a special report of the statutory auditors and a specific vote of the Annual General Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Shares Authorized for Delivery under Equity Compensation Plans

The following table provides information about our Ordinary Shares that may be issued (or transferred) under our equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by Security holders:
Non-Employee Warrants (BSA)	107,008	€	€52.35	1,128,254
Stock options	14,104,578	€	€5.93	13,581,660
Restricted Stock Units	3,608,347		€6.61	3,007,416
Equity compensation plans not approved by security holders:	—		—	—
Total	17,819,933		€6.35	17,717,330

(1)	Exercise prices, grant date share fair values and fair value per equity instruments are provided in Euros, as the Company is incorporated in France and the Euro is the currency used for the grants.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of Ordinary Shares as of April 15, 2026 for:

•	each beneficial owner of more than 5% of our Ordinary Shares;

•	each of our Executive Officers and Directors; and

•	all of our executive officers and Directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. In computing the number of Ordinary Shares beneficially owned by a person and the percentage ownership of that person, Ordinary Shares subject to options, warrants, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of April 15, 2026, are considered outstanding. These Ordinary Shares, however, are not included in the computation of the percentage ownership of any other person. Applicable percentage ownership is based on 296,042,447 Ordinary Shares outstanding plus 149,010,989 shares exercisable upon exercise of warrants and pre-funded warrants as of April 15, 2026.

Unless otherwise indicated, the address for each of the shareholders listed in the table below is c/o DBV Technologies S.A., 107 avenue de la République 92320 Châtillon, France.

	Number of Shares Beneficially Owned‡	Percentage of Shares Beneficially Owned‡
5% Shareholders
Entities affiliated with Baker Bros. Advisors (1)	46,790,766	9.99%
Entities affiliated with Suvretta (2)	46,795,477	9.99%
Entities affiliated with MPM BioImpact (3)	31,901,421	6.89%
Entities affiliated with Janus (4)	29,105,794	6.35%
Named Executive Officers and Directors
Daniel Tassé (5)	2,229,426	*
Virginie Boucinha (6)	99,000	*
Pharis Mohideen (7)	745,795	*
Michel de Rosen (8)	32,570	*
Maïlys Ferrère	—	*
Michael J. Goller (9)	14,000	*
Danièle Guyot-Caparros	—	*
Timothy E. Morris (10)	12,000	*
Adora Ndu (11)	1,825	*
Julie O’Neill (12)	16,000	*
Ravi M. Rao	—	*
Philina Lee	—	*
All current Directors and current executive officers as a group (12 persons) (13)	3,150,616	*

‡

The calculations of beneficial ownership for 5% Shareholders set forth in the table above are estimates based on publicly available information or information provided to the Company and have been prepared to the best of the Company’s knowledge and ability. The Company makes no representation as to the accuracy or completeness of such information.

*	Represents beneficial ownership of less than 1% of our outstanding Ordinary Shares.
(1)

Based in part on information provided in the Schedule 13D/A filed by Baker Bros. Advisors LP and affiliates on January 14, 2026, and other information provided to the Issuer. Consists of (a) 23,468,163 ordinary shares. In addition, (a) Baker Bros. Advisors LP and affiliates have (i) 13,116,331 pre-funded warrants (2022) exercisable into 13,116,331 ordinary shares, (ii) 27,304,896 First Pre-Funded Warrants exercisable into 27,304,896 First PFW Shares, and (iii) 27,304,896 Second Pre-Funded Warrants, that are exercisable into 47,783,568 Second PFW Shares (together, the “Baker Warrants”). The Baker Warrants are subject to a blocker which prevents the holder from exercising the Baker Warrants to the extent that, upon such exercise or conversion, the holder would beneficially own in excess of 9.99% of the Shares outstanding as a result of the exercise (the “Beneficial Ownership Limitation”), and the amounts and percentages in the table give effect to the Beneficial Ownership Limitation, reflecting 23,322,603 shares issuable upon exercise of the Baker Warrants. Baker Bros. Advisors LP (the “Adviser”) serves as the investment adviser to the Baker Funds. In connection with the services provided by the Adviser, the Adviser receives an asset-based management fee that does not confer any pecuniary interest in the securities held by the Baker Funds. Baker Bros. Advisors (GP) LLC (the “Adviser GP”) is the Adviser’s sole general partner. Julian C. Baker and Felix J. Baker are managing members of the Adviser GP. The Adviser has complete and unlimited discretion and authority with respect to the investment and voting power of the securities held by the Funds. The general partners of the Baker Funds relinquished to the Adviser all discretion and authority with respect to the investment and voting power of the securities held by the Baker Funds. Julian C. Baker, Felix J. Baker, the Adviser GP and the Adviser disclaim beneficial ownership of the securities held directly by the Baker Funds except to the extent of their pecuniary interest therein. Michael Goller, a full-time employee of the Adviser currently serves on DBV’s Board of Directors as a representative of the Baker Funds. The policy of the Baker Funds and the Adviser does not permit full-time employees of the Adviser to receive compensation for serving as directors of any issuer, and the Baker Funds are instead entitled to the pecuniary interest in the Baker Warrants. Michael Goller has no voting power, dispositive power or pecuniary interest in the Baker Warrants. Other than through their control of the Adviser, Felix J. Baker and Julian C. Baker have neither voting nor dispositive power and have no direct pecuniary interest in the Baker Warrants held by Michael Goller. The Baker Funds are instead entitled to the pecuniary interest in the Baker Warrants held by Michael Goller. The Adviser has voting and investment power over the Baker Warrants held by Michael Goller. The address for each of these entities is 860 Washington Street, 3rd Floor, New York, New York 10014.

(2)

Based in part, on information provided in Schedule 13G filed by Suvretta Capital Management, LLC (“Suvretta Capital”), Averill Master Fund, Ltd. (“Averill Master Fund”) and Aaron Cowen on April 11, 2025 and other information provided to the Issuer. Consists of (a) 23,425,713 ordinary shares and (b) 18,350,136 Second Pre-Funded Warrants, that are exercisable into 32,112,738 Second PFW Shares held by Suvretta Capital and Averill Master Fund. The Second Pre-Funded Warrants are subject to the Beneficial Ownership Limitation, and the amounts and percentages in the table give effect to the Beneficial Ownership Limitation, reflecting 23,369,764 shares issuable upon exercise of the Second Pre-Funded Warrants. Suvretta Capital is the investment manager of Averill Master Fund. Mr. Cowen is the control person and managing member of Suvretta Capital and may be deemed to control Averill Master Fund. Mr. Cowen disclaims beneficial ownership of all Ordinary Shares held by Averill Master Fund, other than, to the extent of any pecuniary interest therein. The address of the principal office of (i) Averill Master Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands, and (ii) each of Suvretta Capital and Mr. Cowen is c/o Suvretta Capital Management, LLC, 540 Madison Avenue, 7th Floor, New York, New York, 10022.

(3)

Based in part, on information provided in Schedule 13G filed by MPM BioImpact LLC on February 17, 2026 and other information provided to the Issuer. Consists of (a) 9,226,931 ordinary shares, (b) 4,984,125 ordinary shares represented by ADSs and (c) pre-funded warrants that are exercisable into 17,690,365 ordinary shares. Christiana Bardon is a Managing Partner of MPM BioImpact LLC, and has sole or shared voting or dispositive power with respect to the securities held by the MPM BioImpact LLC. Ms. Bardon disclaims beneficial ownership of all ordinary shares held by MPM BioImpact other than to the extent of her pecuniary interest therein. The principal address of the MPM Funds, MPM BioImpact LLC and Ms. Bardon is 399 Boylston Street, Suite 1100, Boston, MA 02116.

(4)

Based in part, on information provided in Schedule 13G/A filed by Janus Henderson Group plc (“Janus Group”) on January 8, 2026 and other information provided to the Issuer. Consists of (a) 15,459,843 ordinary shares, (b) 4,962,164 First Pre-Funded Warrants exercisable into 4,962,164 First PFW Shares, and (c) 4,962,164 Second Pre-Funded Warrants exercisable into 8,683,787 Second PFW Shares held by Janus Group. The shares may be deemed to be beneficially owned by Janus Henderson Investors US LLC (“Janus”), an investment adviser registered under the Investment Advisers Act of 1940, who acts as investment adviser for certain affiliated funds (the “Janus Funds”) and has the ability to make decisions with respect to the voting and disposition of the shares subject to the oversight of the board of directors of the Janus Funds. The address for Janus is 151 Detroit Street, Denver, CO 80206. The portfolio managers for the Janus Funds are: Andrew Acker, Daniel S. Lyons and Agustin Mohedas.

(5)	Consists of 2,229,426 shares issuable upon the exercise of options that are exercisable within 60 days of April 15, 2026.
(6)	Consists of (a) 14,250 shares and (b) 84,750 shares issuable upon the exercise of options that are exercisable within 60 days of April 15, 2026.
(7)	Consists of (a) 144,995 shares and (b) 600,800 shares issuable upon the exercise of options that are exercisable within 60 days of April 15, 2026.
(8)	Consists of (a) 23,570 shares and (b) 9,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2026.
(9)

Consists of 14,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2026. Mr. Goller has neither voting nor dispositive power and has no direct pecuniary interest in these securities. He has entered into an agreement with Baker Bros. Advisors LP related to his beneficial ownership of our securities, as disclosed in a Schedule 13D/A filed by Baker Bros. Advisors LP, Baker Bros. Advisors (GP) LLC, Felix J. Baker and Julian C. Baker on October 11, 2019.

(10)	Consists of 12,000 shares.
(11)	Consists of 1,825 shares.
(12)	Consists of 16,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2026.
(13)

Consists of (a) 196,640 shares, (b) 2,914,976 shares issuable upon the exercise of options that are exercisable within 60 days of April 15, 2026, and (c) 39,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of April 15, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

We have adopted a related-party transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related-party transactions. Under French law, a related-party transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related parties are, were or will be participants, which are not (1) in the ordinary course of business, and (2) at arms’ length. In addition, for purposes of compliance with Item 404(a) of Regulation S-K, the policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company was, is or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. Transactions involving compensation for services provided to us as an employee or Director are not covered by this policy. For purposes of this policy, a related party is any executive officer, director (or nominee for Director) or beneficial owner of more than ten percent (10%) of any class of our voting securities, including any entity owned or controlled by such persons. For purposes of Item 404(a) of Regulation S-K, a “related person” includes any beneficial owner of more than five percent (5%) of any class of our voting securities, in addition to any executive officer, director (or nominee for Director) or immediate family member of any such person.

Under the policy, if a transaction has been identified as a related-party transaction, including any transaction that was not a related-party transaction when originally consummated or any transaction that was not initially identified as a related-party transaction prior to consummation, our management must present information regarding the related-party transaction to our Board of Directors for review, consideration and approval. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related parties, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third-party or to or from employees generally.

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

The normalness of the terms and conditions is primarily assessed by reference to:

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

The Board reviews the related-party transactions as the case may be and at least on an annual basis, in compliance with applicable laws and regulations and its internal procedure.

Related-Party Transactions

We have engaged in the following transactions with our Directors, executive officers and holders of more than five percent (5%) of our outstanding voting securities and their affiliates, which we refer to as our related parties.

Participation in April 2025 PIPE Financing

In April 2025, the Company completed a PIPE financing (the “April 2025 PIPE Financing”) generating initial gross proceeds of $125.5 million, followed by the full exercise of the associated warrants in January 2026 after the announcement of the positive results from the Phase 3 VITESSE trial, which generated an additional $195.2 million in gross proceeds. Following the full exercise of the BSA and the Warrants, no BSA or Warrants remained outstanding. The exercise of the BSA resulted in the issuance of 59,657,507 New Shares.

The Company entered into related-party agreements with its shareholders Bpifrance and Baker Brothers Investments on March 27, 2025, as part of the April 2025 PIPE Financing, due to their participation in the Share Purchase Agreement and Registration Rights Agreement.

These related party-agreements were approved by the June 11, 2025, ordinary general meeting. Bpifrance and Baker Brothers Investments did not vote on the corresponding resolution submitted to the ordinary general meeting, in compliance with the provisions of the French Commercial Code.

The following table sets forth the number of new shares and warrants that two of our holders, who hold more than 5% of our outstanding voting securities and/or are affiliates, purchased under the April 2025 PIPE financing agreement:

Related Party	Aggregate Dollar Value of Participation*	Ordinary Shares / ABSA First Pre- Funded Warrants (First PFW Shares) BS Warrants (Second PFW Shares) Total Potential Shares (assuming full exercise)
Entities affiliated with Baker Bros. Advisors LP	$63,247,651.48	75,088,464
Bpifrance Participations S.A.	$8,678,736.58	10,303,513

* Assumes closing price on Euronext on March 27, 2025 was €0.781 and ECB exchange was 1 EUR = $1.0785.

Governance Rights

Pursuant to the Securities Purchase Agreements entered into in connection with the April 2025 PIPE Financing, the Company undertook, subject to settlement of the ABSA and the PFW-BS-PFW, to propose the appointment of Christiana Bardon, M.D., MBA, Managing Partner of MPM BioImpact, as a member of the Board of Directors at the next shareholders’ general meeting of the Company. In addition, Bpifrance Participations S.A. continues to hold board representation through its representative, Ms. Maïlys Ferrère, who serves as a Director of the Company. The representative appointed by Baker Bros. Advisors LP and the representative of Bpifrance Participations S.A. to the Board of Directors did not take part in the vote on the decisions at the meeting of the Board of Directors held on March 27, 2025, relating to the April 2025 PIPE Financing.

Pursuant to the press release announcing the appointment of Ms. Bardon on March 27, 2025, Ms. Bardon has not opted to accept this appointment and her mandate was not submitted to the June 11, 2025 Annual General Meeting.

Registration Rights

In March 2018, we entered into a registration rights agreement (the “Registration Rights Agreement”), with entities affiliated with Baker Bros. Advisors LP, or Baker Brothers, pursuant to which Baker Brothers is entitled to rights with respect to the registration under the Securities Act of Ordinary Shares and ADSs, including Ordinary Shares or ADSs issuable upon the exercise or conversion of any other securities (whether equity, debt or otherwise) owned or subsequently acquired by Baker Brothers. These rights include demand registration rights and piggyback registration rights. All fees, costs and expenses of underwritten registrations will be borne by us and all selling expenses, including underwriting commissions, will be borne by Baker Brothers. Under the terms of the Registration Rights Agreement, we are required, upon the request of Baker Brothers, to file a registration statement covering, and use our reasonable best efforts to effect, the registration of the Ordinary Shares, including in the form of ADSs, requested to be registered for public resale. In addition, if we register our securities either for our own account or for the account of other security holders under certain circumstances more than six months following the completion of our March 2018 underwritten global offering, Baker Brothers is entitled to include its Ordinary Shares or ADSs in such registration. Subject to certain exceptions, we and the underwriters may limit the number of Ordinary Shares or ADSs included in an underwritten offering conducted pursuant to the terms of the Registration Rights Agreement if the underwriters believe that including such securities would adversely affect the offering. The registration rights granted under the Registration Rights Agreement will terminate ten years after the date of the Registration Rights Agreement.

In connection with the April 2025 PIPE Financing, on March 27, 2025, the Company entered into a registration rights agreement (the “2025 Registration Rights Agreement”) with the investors party to the Securities Purchase Agreements, including Baker Brothers and BPIfinance Participations S.A., pursuant to which the Company agreed to register for resale the New Shares, the ABSA Warrant Shares, the First PFW Shares and the Second PFW Shares (together, the “Registrable Securities”). Under the 2025 Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the Registrable Securities no later than forty-five (45) days after the closing date of the PIPE financing (the “Filing Deadline”), and to use commercially reasonable efforts to cause such registration statement to be declared effective no later than the seventy-fifth (75th) day after the closing date, or the one hundred twentieth (120th) day if the SEC reviews such registration statement (the “Effectiveness Deadline”). The Company also agreed to use commercially reasonable efforts to keep such registration statement continuously effective until the date the Registrable Securities covered thereby have been sold or may be resold pursuant to Rule 144 without restriction. All reasonable fees and expenses incurred in connection with the registration of the Registrable Securities are to be borne by the Company. The Company has granted the investors customary indemnification rights in connection with the registration statement, and the investors have granted the Company customary indemnification rights in connection therewith.

Agreements with Our Directors and Executive Officers

Employment and Consulting Arrangements

Daniel Tassé. In November 2018, we entered into an executive agreement (as French “mandataire social”) with Mr. Daniel Tassé, our current Chief Executive Officer. He is entitled to an annual base salary and an annual bonus with a target amount of 100% of the base salary, capped at 150%. Mr. Tassé is also eligible to receive equity grants as our Board of Directors may determine and to participate in our bonus plan.

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

In case of termination without “cause” or for “good reason” outside of a change of control, the severance benefits will get paid out over a 12-month period. In case of termination without “cause” or for “good reason” in connection with a change in control, those same amounts will be paid in a lump sum.

Virginie Boucinha. In November 2023, we entered into an employment agreement with Ms. Boucinha, our Chief Financial Officer (the “Boucinha Employment Agreement”). Ms. Boucinha is entitled to an annual base salary and an annual bonus with a target amount of 40% of the base salary. Ms. Boucinha is also eligible to receive equity grants as our Board may determine and to participate in our bonus plan. In the event of termination “without cause” or for “good reason,” we will pay an amount equal to the sum of 12 months of Ms. Boucinha’s base salary in equal installments over a 12-month period.

On December 16, 2024, the Company amended the Boucinha Employment Agreement to provide certain enhanced severance benefits upon a Change in Control. The Board approved this amendment in recognition of Ms. Boucinha’s commitment to the Company. Ms. Boucinha will be eligible to receive the following Change in Control Severance Indemnity in the event of her termination not due to termination in the event of Ms. Boucinha’s initiative or due to her gross misconduct or willful misconduct, in either case, within twelve (12) months immediately following, a Change in Control Separation:

•	an amount equal to 12 months of gross remuneration;

•

such Change in Control Severance Indemnity will be paid in addition to any of the following applicable payments, including, legal or conventional statutory severance, outstanding holiday compensation, notice period compensation and any amount paid as annual bonus; and

•	such remuneration used to calculate the Change in Control Severance Indemnity shall be Ms. Boucinha’s base salary as of the date of termination.

The foregoing Change in Control Severance Indemnity is contingent upon Ms. Boucinha keeping the terms of the Boucinha Agreement confidential.

The renewal of these benefits and alignment with the level of severance benefits applicable Mr. Mohideen and Mr. Trapp, subject to French applicable regulations and conventional severance rules, which expired on December 4, 2025, was approved by the Board on February 13,2026, without any expiry date.

Dr. Pharis Mohideen. In July 2019, we entered into an employment agreement with Dr. Mohideen, our Chief Medical Officer. Dr. Mohideen is entitled to an annual base salary and an annual bonus with a target amount of 40% of the base salary, (the “Mohideen Employment Agreement”). Dr. Mohideen is also eligible to receive equity grants as our Board may determine and to participate in our bonus plan. In the event of termination “without cause” or for “good reason,” we will pay an amount equal to the sum of 12 months of Dr. Mohideen’s base salary in equal installments over a 12-month period.

On December 16, 2024, DBV Technologies Inc., a fully owned subsidiary (the “Subsidiary”) of DBV Technologies S.A. entered into an agreement with Pharis Mohideen (the “Mohideen Employment Agreement”) which amends the Mohideen Employment Agreement to provide certain enhanced severance benefits upon a Change in Control, as defined in the Mohideen Agreement. The Board of Directors approved the Mohideen Employment Agreement in recognition of Mr. Mohideen’s commitment to the Subsidiary. The Mohideen Employment Agreement provides certain enhanced severance benefits in case of termination without “cause” or for “good reason” upon a change in control of the Company. In particular, upon a termination without Cause or resignation for Good Reason outside of a Change in Control (each as defined in the Mohideen Employment Agreement), Mr. Mohideen is entitled to twelve (12) months of base salary continuation paid in substantially equal installments, plus Company-paid COBRA premiums for up to twelve (12) months following the separation date, in each case subject to the Mr. Mohideen’s execution of a release of claims. In the event such termination occurs within twelve (12) months following a Change in Control, Mr. Mohideen is instead entitled to a lump-sum payment equal to twenty-four (24) months of base salary plus 1x the target Annual Bonus for the year of termination, a cash Equity Bonus equal to the intrinsic value of any unvested Surviving Equity Awards not otherwise accelerated, and Company-paid COBRA premiums for up to twenty-four (24) months, in each case subject to Mr. Mohideen’s execution of a release of claims.

Kevin Trapp. In November 2025, we entered into an employment agreement with Mr. Trapp, our Chief Commercial Officer (the “Trapp Employment Agreement”). Mr. Trapp is entitled to an annual base salary and an annual bonus with a target amount of 40% of the base salary. In the event of termination “without cause” or for “good reason,” we will pay an amount equal to the sum of 12 months of Mr. Trapp’s base salary in equal installments over a 12-month period. In the event of termination “for cause”, no severance benefits will be paid. Mr. Trapp is also eligible to receive equity grants as our Board may determine and to participate in our bonus plan. The Trapp Employment Agreement provides certain enhanced severance benefits in case of termination without “cause” or for “good reason” upon a change in control of the Company. In particular, upon a termination without Cause or resignation for Good Reason outside of a Change in Control (each as defined in the Trapp Employment Agreement), Mr. Trapp is entitled to twelve (12) months of base salary continuation paid in substantially equal installments, plus Company-paid COBRA premiums for up to twelve (12) months following the separation date, in each case subject to the Mr. Trapp’s execution of a release of claims. In the event such termination occurs within twelve (12) months following a Change in Control, Mr. Trapp is instead entitled to a lump-sum payment equal to twenty-four (24) months of base salary plus 1x the target Annual Bonus for the year of termination, a cash Equity Bonus equal to the intrinsic value of any unvested Surviving Equity Awards not otherwise accelerated, and Company-paid COBRA premiums for up to twenty-four (24) months, in each case subject to Mr. Trapp’s execution of a release of claims.

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

Director Independence

See “Directors, Executive Officers and Corporate Governance—Director Independence and Independence Determinations.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following tables present fees for professional audit services rendered by KPMG S.A. and Deloitte & Associés for the audit of the Company’s annual financial statements for the years ended December 31, 2024, and December 31, 2025, as well as fees billed for other services rendered by KPMG S.A. and Deloitte & Associés during those periods.

The amounts relating to audit fees and services in 2025 have been converted from euros to U.S. dollars at a rate of €1.00 = $1.1299 which represents the average exchange rate for the year ended December 31, 2025, and those relating to audit fees and services in 2024 have been converted from euros to U.S. dollars at a rate of €1.00 = $1.0824, which represents the average exchange rate for the year ended December 31, 2024.

The following table presents aggregate fees billed to the Company for the years ended December 31, 2025, and December 31, 2024, by Deloitte & Associés:

	Fiscal Year Ended December 31,
(in thousands of dollars)	2025	2024
Audit Fees	$535	$496
Audit-related Fees	$169	$226
Tax Fees	$—	—
All Other Fees	$—	—
Total Fees	$704	$722

The following table presents aggregate fees billed to the Company for the years ended December 31, 2025 and December 31, 2024 by KPMG S.A.

	Fiscal Year Ended December 31,
(in thousands of dollars)	2025	2024
Audit Fees	$535	$680
Audit-related Fees	$171	$182
Tax Fees	$—	—
All Other Fees	$—	—
Total Fees	$706	$862

There were no “Tax Fees” or “All Other Fees” billed or paid during 2025 or 2024.

All fees described above were pre-approved by the Board of Directors, upon recommendation of the Audit Committee.

Audit and Non-Audit Services Policies and Procedures

The Audit Committee has responsibility for issuing recommendations to the Board of Directors (and, where applicable, to the Annual General Meeting) in relation to the appointment and compensation of the work of our statutory auditors. The Audit Committee also has responsibility of overseeing the work of our statutory auditors. In recognition of this responsibility, the Audit Committee has adopted a policy, approved by the Board of Directors on December 3, 2020, applicable since January 1, 2021 governing the pre-approval of all audit and permitted non-audit services performed by our statutory auditors to ensure that the provision of such services does not impair the independent registered public accounting firms’ independence from us and our management. Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval from the Audit Committee, it requires specific pre-approval by the Audit Committee. The payment for any proposed services in excess of pre-approved cost levels requires specific pre-approval by the Audit Committee.

The Audit Committee has considered the non-audit services provided by KPMG S.A. and Deloitte & Associés as described above and believes that they are compatible with maintaining KPMG S.A. and Deloitte & Associés’ independence as our independent registered public accounting firms.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements. The financial statements included in Part II, Item 8 of the 2025 10-K are filed as part of this Amendment.

2. Financial Statement Schedules. All required schedules are omitted because they are not applicable or the required information is shown in the financial statements or the accompanying notes to the financial statements.

3. Exhibits. The exhibits filed as part of this Amendment are listed in Item 15(b).

(b) Exhibits.

The following exhibits are filed as part of this Amendment:

Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date

3.1**	By-laws (status) of the registrant (English translation)	Form 10-K	001-36697	3.1	3/26/2026

4.1**	Form of Deposit Agreement	Form F-1/A	333-198870	4.1	10/15/2014

4.2**	Form of Amendment No. 1 to Deposit Agreement	Form F-6 POS	333-266202	(a)(ii)	05/17/2024

4.3**	Form of Amendment No. 2 to Deposit Agreement	Form F-6 POS	333-266202	(a)(i)	11/12/2024

4.4**	Form of American Depositary Receipt	Form F-1/A	333-198870	4.1	10/15/2014

4.5*	Description of Registered Securities

4.6**	Registration Rights Agreement, dated as of March 23, 2018, between the registrant, 667, L.P. and Baker Brothers Life Sciences, L.P.	Form 6-K	001-36697	4.1	03/23/2018

4.7**	Registration Rights Agreement, dated as of June 8, 2022, between the registrant and the Investors named therein.	Form 8-K	001-36697	10.2	06/13/2022

4.8**	Securities Purchase Agreement, dated as of June 8, 2022, between the registrant and the Subscribers named therein.	Form 8-K	001-36697	10.1	06/13/2022

4.9**	Form of Securities Purchase Agreement	Form 8-K	001-36697	10.1	03/31/2025

4.10**	Registration Rights Agreement, Dated March 27, 2025, by and between DBV Technologies S.A. and the investor parties thereto.	Form 8-K	001-36697	10.2	03/31/2025

10.1**	Office Lease between the registrant and GENERALI VIE, dated March 3, 2025 (English translation)	Form 20-F	001-36697	4.2	04/29/2015

10.2**	Office Lease between the registrant and SCI DANTON MALAKOFF, dated October 2, 2023 (English translation)	Form 10-K	001-36697	10.2	03/07/2024

10.3**	Lease Agreement between DBV Technologies Inc. and SIG 106 LLC, dated March 28, 2022	Form 10-K	001-36697	10.3	03/07/2024

10.4**	Assignment, Development and Co-Ownership Agreement among the registrant, L’Assistance Publique-Hopitaux de Paris and Université Paris Descartes, dated January 7, 2009 (English translation)	Form F-1	333-198870	10.2	09/22/2014

10.5**#	Development Collaboration and License Agreement between the registrant and NESTEC S.A., dated May 27, 2016	Form 20-F	001-36697	4.14	03/22/2017

10.6**#	Amendment to Development Collaboration and License Agreement between the registrant and NESTEC S.A., dated July 12, 2018	Form 20-F	001-36697	4.5	04/01/2019

10.7***	Letter Agreement Terminating Development Collaboration and License Agreement between registrant and Société des Produits Nestlé S.A. (f/k/a NESTEC S.A.), dated October 26, 2023	Form 10-K	001-36697	10.7	03/07/2024

10.8**†	Form of Indemnification Agreement between the registrant and each of its executive officers and directors	Form F-1/A	333-198870	10.3	10/15/2014

10.9**†	2013 and 2014 Share Option Plans (English translation)	Form F-1	333-198870	10.4	09/22/2014

10.10**†	2012, 2013 and 2014 Free Share Plans (English translation)	Form F-1	333-198870	10.5	09/22/2014

10.11**†	Summary of BSA	Form F-1	333-198870	10.6	09/22/2014

10.12**†	Summary of BSPCE	Form F-1	333-198870	10.7	09/22/2014

10.13**†	2015 Share Option Plan (English translation)	Form 20-F	001-36697	4.10	04/28/2016

10.14**†	2015 Free Share Plans (English translation)	Form 20-F	001-36697	4.11	04/28/2016

10.15**†	2016 Share Option Plan (English translation)	Form 20-F	001-36697	4.12	03/22/2017

10.16**†	2016 Free Share Plan (English translation)	Form 20-F	001-36697	4.13	03/22/2017

10.17**†	2017 Share Option Plan (English translation)	Form 20-F	001-36697	4.14	03/16/2018

10.18**†	2017 Free Share Plan (English translation)	Form 20-F	001-36697	4.15	03/16/2018

10.19**†	2018 Share Option Plan (English translation)	Form 20-F	001-36697	4.17	04/01/2019

10.20**†	2018 Free Share Plan (English translation)	Form 20-F	001-36697	4.18	04/01/2019

10.21**†	2019 Share Option Plan (English translation)	Form 20-F	001-36697	4.19	03/20/2020

10.22**†	2019 Free Share Plan (English translation)	Form 20-F	001-36697	4.20	03/20/2020

10.23**†	2020 Share Option Plan (English translation)	Form 10-K	001-36697	10.21	03/17/2021

10.24**†	2020 Free Share Plan (English translation)	Form 10-K	001-36697	10.22	03/17/2021

10.25**†	2021 Share Option Plan (English translation)	Form 10-K	001-36697	10.22	03/09/2022

10.26**†	2021 Free Share Plan (English translation)	Form 10-K	001-36697	10.23	03/09/2022

10.27**†	2022 Share Option Plan (English translation)	Form 10-K	001-36697	10.24	03/02/2023

10.28**†	2022 Free Share Plan (English translation)	Form 10-K	001-36697	10.25	03/02/2023

10.29**†	2023 Share Option Plan (English translation)	S-8	333-275662	99.1	11/20/2023

10.30**†	2023 Free Share Plan (English translation)	S-8	333-275662	99.2	11/20/2023

10.31**†	2024 Share Option Plan (English translation)	S-8	333-280657	99.1	07/02/2024

10.32**†	2024 Free Share Plan (English translation)	S-8	333-280657	99.2	07/02/2024

10.33**†	2025 Share Option Plan (English translation)	S-8	333-280657	99.1	06/24/2025

10.34**†	2025 Free Share Plan (English translation)	S-8	333-280657	99.2	06/24/2025

10.35**†	Executive Agreement, dated November 29, 2018, between the registration and Daniel Tassé	Form 10-K	001-36697	10.23	03/17/2021

10.36**†	First Amendment to the Executive Agreement of Daniel Tassé, dated June 27, 2019, between the registrant and Daniel Tassé	Form 10-K	001-36697	10.24	03/17/2021

10.37**†	Executive Agreement, dated July 22, 2019, between the registrant and Pharis Mohideen	Form 10-K	001-36697	10.25	03/17/2021

10.38**†	Letter Agreement, dated as of December 16, 2024, amending the Employment Agreement dated July 19, 2019, by and between registrant and Pharis Mohideen	Form 8-K	001-36697	10.1	12/16/2024

10.39**†	Letter Agreement, dated November 1, 2023, between the registrant and Virginie Boucinha (English translation)	Form 10-K	001-36697	10.37	03/07/2024

10.40**†	English Summary Translation of Letter Agreement dated as of December 16, 2024, amending the Employment Agreement dated November 6, 2023, by and between registrant and Virginie Boucinha	Form 8-K	001-36698	10.2	12/18/2024

10.41**†	Executive Agreement, dated November 1, 2025, between the registrant and Kevin Trapp.	Form 10-K	001-36697	10.43	03/26/2026

10.42	Sales Agreement, dated as of September 5, 2025, by and between DBV Technologies S.A. and Citizens JMP Securities, LLC	Form 8-K	001-36698	1.1	9/5/2025

19.1**	Securities Trading Policy	Form 10-K	001-36697	19.1	4/11/2025

21.1**†	List of subsidiaries of the registrant	Form 10-K	001-36697	21.1	03/07/2024

23.1**	Consent of Deloitte & Associés	Form 10-K	001-36697	23.1	3/26/2026

23.2**	Consent of KPMG S.A.	Form 10-K	001-36697	23.2	3/26/2026

24.1**	Power of Attorney (included on the signature page of this report).	Form 10-K	001-36697	24.1	3/26/2026

31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Form 10-K	001-36697	32.1	3/26/2026

97.1**	Incentive Compensation Recoupment Policy, approved	Form 10-K	001-36697	97.1	03/01/2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Previously filed.
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

Date: April 30, 2026	DBV TECHNOLOGIES S.A.

	By:	/s/ Daniel Tassé
	Name:	Daniel Tassé
	Title:	Chief Executive Officer