Form 10-Q
period 2026-03-31
DBV Technologies S.A.
filed 2026-04-30
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
☐ Yes ☒ No
As of April 30, 2026, the registrant had 296,042,447 ordinary shares, nominal value €0.10 per share, outstanding including treasury shares.

Unless the context otherwise requires, we use the terms “DBV”, “DBV Technologies,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q, or Quarterly Report, to refer to DBV Technologies S.A. and, where appropriate, its consolidated subsidiaries. “Viaskin®” and our other registered and common law trade names, trademarks and service marks are the property of DBV Technologies S.A. or our subsidiaries. All other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:
•our expectations regarding the timing or likelihood of regulatory filings and approvals, including with respect to our anticipated re-submission of a Biologics License Application (“BLA”) for Viaskin Peanut to the U.S. Food and Drug Administration (“FDA”);
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
•our ability to manufacture clinical and commercial supplies of our product candidates and comply with regulatory requirements related to the manufacturing of our product candidates, if approved;
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
• our future financial performance; developments relating to our competitors and our industry, including competing therapies; and other risks and uncertainties, including those listed under the caption “Risk Factors.”
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 26, 2026, as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in millions, except share and per share data)

	Note	March 31, 2026	December 31, 2025
Assets
Current assets :
Cash and cash equivalents	3	229.2	194.2
Other current assets	4	17.5	18.8
Total current assets		246.7	212.9
Property, plant, and equipment, net		9.9	10.4
Right-of-use assets related to operating leases	5	4.2	4.6
Intangible assets		0.1	—
Other non-current assets	4	5.4	5.8
Total non-current assets		19.7	20.8
Total Assets		266.4	233.7

Liabilities and shareholders' equity
Current liabilities:
Trade payables	6	39.5	40.9
Short-term operating leases	5	1.0	1.1
Current contingencies & Employee Benefits	10	0.5	0.2
Other current liabilities	6	10.8	15.8
Total current liabilities		51.8	58.0
Long-term operating leases	5	5.1	5.4
Non-current contingencies & Employee Benefits	10	1.6	1.5
Total non-current liabilities		6.7	6.9
Total Liabilities		58.4	64.9
Shareholders’ equity :	7
Ordinary shares, €0.10 par value; 296,042,447 and 235,670,864 shares authorized, and issued as of March 31, 2026 and December 31, 2025, respectively,		34.0	26.9
Additional paid-in capital		625.6	541.3
Treasury stock, 128,068 and 74,680 ordinary shares as of March 31, 2026 and December 31, 2025, respectively, at cost		(1.0)	(0.8)
Accumulated deficit		(440.7)	(393.1)
Accumulated other comprehensive income		0.4	0.5
Accumulated currency translation effect		(10.3)	(5.9)
Total Shareholders’ equity		207.9	168.8
Total Liabilities and Shareholder's equity		266.4	233.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in millions, except share and per share data)

	Note	Three Months Ended March 31,
		2026	2025
Operating income	11	$0.9	$0.8
		—	—
Operating expenses	12
Research and development expenses		(33.4)	(21.5)
Sales and marketing expenses		(4.8)	(0.3)
General and administrative expenses		(10.5)	(5.6)
Total Operating expenses		(48.8)	(27.4)
Loss from operations		(47.9)	(26.6)
Financial income (expense)		0.5	(0.5)
Loss before taxes		(47.4)	(27.1)
Income tax		(0.2)	—
Net loss		$(47.6)	$(27.1)
		—	—
Foreign currency translation differences, net of taxes		(4.4)	0.7
Actuarial gains on employee benefits, net of taxes		(0.1)	0.1
Comprehensive loss		$(52.0)	$(26.3)

Basic/diluted Net loss per share attributable to shareholders	15	$(0.11)	$(0.26)

Weighted average shares outstanding used in computing per share amounts:	15	428,302,850	102,617,429
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in millions)

	Notes	Three Months Ended March 31,
		2026	2025
Net loss for the period		$(47.6)	$(27.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accrued contingencies	10	0.9	1.0
Expenses related to share-based payments	9	2.3	1.7
Inventory write-downs		3.0	4.3
Other		—	0.5
Changes in operating assets and liabilities:
Decrease (increase) in inventories and work in progress		(3.0)	(4.3)
Decrease (increase) in other current assets	4	0.6	(3.7)
(Decrease) increase in trade payables	6	(0.5)	10.9
(Decrease) increase in other current and non-current liabilities		(4.7)	(3.1)
Change in operating lease liabilities and right of use assets	5	—	0.1
Net cash flow used in operating activities		(49.1)	(19.7)

Cash flows used in investing activities :
Change in property, plant, and equipment		(0.4)	—
Change in intangible assets		—	—
Change in Other non-current assets	4	0.2	(0.4)
Net cash flows used in investing activities		(0.3)	(0.4)

Cash flows provided by financing activities :
Treasury shares		(0.2)	—
Issuance from Net Capital increase and Share warrants	2	89.1	—
Net cash flows provided by financing activities		88.9	—

Effect of exchange rate changes on cash and cash equivalents		(4.5)	0.5
Net (decrease) / increase in cash and cash equivalents		35.0	(19.5)
Net Cash and cash equivalents at the beginning of the period	3	194.2	32.5
Net cash and cash equivalents at the end of the period	3	229.2	$13.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in millions, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2025	102,847,501	11.7	315.6	(1.3)	(286.4)	0.9	(13.1)	27.4
Net (loss)		—	—	—	(27.1)	—	—	(27.1)
Other comprehensive income (loss)		—	—	—	—	0.1	0.7	0.8
Issuance of ordinary shares	11,367	—	—	—	—	—	—	—
Issuance of share warrants		—	—	—	—	—	—	—
Treasury shares		—	—	—	—	—	—	—
Share-based payments		—	1.7	—	—	—	—	1.7
Balance at March 31, 2025	102,858,868	11.7	317.3	(1.3)	(313.5)	1.0	(12.4)	2.9

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2026	235,670,864	26.9	541.3	(0.8)	(393.1)	0.5	(5.9)	168.8
Net (loss)		—	—	—	(47.6)	—	—	(47.6)
Other comprehensive income (loss)		—	—	—	—	(0.1)	(4.4)	(4.5)
Issuance of ordinary shares	60,371,583	7.0	16.9	—	—	—	—	23.9
Issuance of share warrants			65.2	—	—	—	—	65.2
Treasury shares		—	—	(0.2)	—	—	—	(0.2)
Share-based payments		—	2.3	—	—	—	—	2.3
Balance at March 31, 2026	296,042,447	$34.0	625.6	(1.0)	(440.7)	0.4	(10.3)	207.9

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
The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2026, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026. The condensed consolidated statement of financial position as of December 31, 2025 was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The Company’s critical accounting policies are detailed in the Annual Report. The Company’s critical accounting policies have not changed materially since December 31, 2025.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. However, these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the results of the interim period. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2026, or any other future period.
The Company presents all financial statement amounts in millions. This presentation has been applied consistently to all periods presented, with prior‑period amounts presented on the same basis. No rounding adjustments were required, and the change did not affect comparability.
Recently Adopted Accounting Pronouncements
There have been no recently issued accounting standards that are expected to have a material impact on our results of operations, financial condition, or cash flows.
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

In December 2025, the FASB issued ASU 2025‑12, Codification Improvements, which includes a series of technical corrections, clarifications, and minor improvements to existing guidance across various Topics in the FASB Accounting Standards Codification. The amendments are not expected to significantly affect current accounting practices. ASU 2025‑12 is effective for annual and interim reporting periods beginning after December 15, 2026. The Company does not expect the adoption of ASU 2025-12 to have a material impact on its consolidated financial statements.

In December 2025, the FASB also issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements, which clarifies the scope and applicability of interim reporting guidance, enhances the organization and navigability of required interim disclosures, and introduces a disclosure principle requiring entities to disclose material events or changes that occur after the most recent annual reporting period. For public business entities, the ASU is effective for interim reporting periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not expect ASU 2025-11 to have a material impact on its interim consolidated financial statements.

In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative U.S. GAAP guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2028, including interim periods within those annual periods, with early adoption permitted. The Company does not expect ASU 2025-10 to have a material impact on its consolidated financial statements.

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
The final amounts may differ from these estimates. Management is also required to exercise judgment in the following areas:
Going concern
These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business for at least twelve months as of the date of issuance of the financial statements. The Company has incurred operating losses and negative cash flows from operations since inception. The Company does not generate revenue and continues to prepare for the potential launch of its first product in the United States and in the European Union, if approved.
As of March 31, 2026, Cash & Cash Equivalents are $229.2 million. Based on its current operations, plans, and assumptions, Management estimates that the Company is sufficiently funded to run its operations into the second quarter of 2027, and accordingly for at least twelve months from the date of issuance of this Form 10‑Q.

These estimates are based on the Company’s current forecasts and exclude any additional expenditures related to programs other than the Viaskin Peanut or resulting from the potential in licensing or acquisition of additional product candidates or technologies, or any associated development the Company may pursue. The Company may have based these estimates on assumptions that are incorrect, and the Company may end up using its resources sooner than anticipated.
The Company's net cash used in operating activities increased to $49.1 million for the three months ended March 31, 2026, compared to $19.7 million for the three months ended March 31, 2025, reflecting the acceleration of clinical development activities, the build-out of commercial infrastructure, and the continued expansion of the Company's workforce in preparation for a potential U.S. launch of Viaskin Peanut, if approved. The Company expects its operating cash outflows to remain at elevated levels, and potentially increase further, as it advances toward BLA submission, continues to invest in manufacturing readiness and pre-commercial inventory, and scales its commercial organization. This anticipated trajectory of expenditures has been incorporated into the Company's cash runway estimate described above. However, the rate at which the Company utilizes its cash resources may vary materially from current expectations depending on, among other factors, the timing and scope of regulatory interactions, the pace of clinical enrollment, the timing of manufacturing-related capital commitments, and fluctuations in foreign exchange rates. If the Company's operating cash outflows exceed current projections, the Company may need to seek additional financing earlier than anticipated.
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
The financing included gross proceeds of $125.5 million (€116.3 million) received on April 7, 2025, and up to $181.4 million (€168.2 million at the exchange rate of 1 EUR = $1.08) in potential additional gross proceeds contingent on the full exercise of all the warrants, subject to satisfaction of specified conditions. The terms of the financing provided that the ABSA Warrants and the BS Warrants were exercisable from their respective date of issue until the earlier of (i) April 7, 2027 and (ii) 30 days following the publication by the Company of a press release announcing that the VITESSE trial of the VIASKIN Peanut patch in children aged 4-7 years old met the primary endpoint defined in the VITESSE study protocol (the “VITESSE Topline Reuslts”). It being specified that (i) the primary measure of treatment effect will be the difference in response rates at Month 12 between active and placebo treatment groups, (ii) the primary analysis will be based on a 2-sided confidence interval (“CI”) for the difference in response rates, and (iii) the primary analysis must be positive according to the success criterion (lower bound of the 2- sided 95% CI of the difference in response rates ≥ 15%) (the “ABSA Warrant Exercise Period”). Following the announcement of the positive VITESSE Topline Results on December 16, 2025, the ABSA Warrants and BS Warrants were exercisable until January 16, 2026.
On January 16, 2026, the Company announced additional gross proceeds of $195.4 million (€166.7 million at the exchange rate of 1 EUR = $1.17), which exceeded the original dollar-equivalent estimate of $181.4 million due to the appreciation of the EURO against the U.S. dollar between the commitment date and the exercise date, resulting from the full exercise of (i) 34,090,004 warrants attached to the ABSA Warrants (as defined below) resulting in the issuance of 59,657,507 new ordinary shares of the Company (as defined below) and (ii) 71,005,656 BS Warrants (as defined below) resulting in the issuance of 71,005,656 Second Pre-Funded Warrants (as defined below), allowing its holders to subscribe for an aggregate of up to 124,259,898 new shares.

Of the total additional gross proceeds of $195.4 million (€166.7 million), $100.7 million (€85.7 million) was received in the fourth quarter of 2025 and $94.7 million (€81.0 million) was received in January 2026.

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
•a share capital increase without preferential subscription rights reserved to categories of persons satisfying determined characteristics pursuant to the 24th resolution of the general meeting of shareholders held on May 16, 2024 (the “2024 General Meeting”) completed on April 7, 2025 for an amount of $41 million (€38 million), consisting of the issuance of (i) 34,090,004 new shares at a par value of €0.10 (the "New Shares") each with warrants of the Company attached (the "ABSA Warrants", and together with the New Shares, the "ABSA") at a subscription price of €1.1136 per ABSA and (ii) up to 59,657,507 additional new shares, if all the ABSA Warrants attached to the New Shares are exercised (the "ABSA Warrant Shares"); and
•the issue through an offering reserved to categories of persons satisfying determined characteristics of 71,005,656 units (the “PFW-BS-PFW”) completed on April 7, 2025 for an amount of $85 million (€79 million) at a subscription price of €1.1136 per PFW-BS-PFW (of which €1.1036 will have been prefunded on the issue date), each PFW-BS-PFW consisting of one pre-funded warrant to subscribe for one share of the Company (the "First Pre-Funded Warrants") and one warrant (the "BS Warrants") to subscribe to one second pre-funded warrants (the "Second Pre-Funded Warrants"), each of which entitles the holder to subscribe for 1.75 shares of the Company (the "Second PFW Shares"), allowing to issue up to 71,005,656 additional new shares if all the First Pre-Funded Warrants are exercised (the "First PFW Shares") and up to 124,259,898 additional new shares if all the Second Pre-Funded Warrants are exercised (the "Second PFW Shares", together with the ABSA Warrant Shares and the First Pre-Funded Warrant Shares, the "Warrant Shares", and together with the New Shares, the "Offered Shares"),(together, the "Offering").
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
Manufacturing Supply Agreement - Peanut Source Material - Fareva La Vallée
On March 17, 2026, DBV Technologies S.A. entered into a MS Agreement (the “MS Agreement”) with Fareva La Vallee (“FLV”), under which FLV will manufacture and supply the Viaskin peanut source material (“PSM”), exclusively for DBV Technologies S.A. during the agreement term. The term is effective for a period of eight (8) years and can be renewed for a period of two (2) years.
This MS Agreement is subsequent to the the Service Agreement that the Company entered into with FLV on March 18, 2024 (the “PSM Services Agreement”), for the construction of a dedicated production line and facility and the transfer of manufacturing of the PSM to FLV required to produce Viaskin Peanut patches. The PSM Services Agreement also included binding commercial terms which were incorporated into the MS Agreement.
The PSM Services Agreement services include (i) construction activities, (ii) the acquisition equipment, and (iii) the cGMP qualification of a dedicated PSM production line installed at FLV’s premises. DBV has funded capital expenditures amounting to $3.9 million, granting access to preferential pricing and to an exclusively dedicated PSM production line located at FLV’s facilities, while ownership of the line remains with FLV. The assessment of the Manufacturing Supply Agreement concludes that the arrangement contains an embedded lease within the scope of ASC 842 (Leases), based on the following criteria:
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
In accordance with ASC 842‑10‑25‑2, the right‑of‑use asset will be recognized at the lease commencement date, defined as the date on which the production line is made available for use following completion of cGMP qualification. At this stage, the Company has identified the embedded lease, the separation of lease and non‑lease components of the arrangement, and the reclassification of the payment related to the exclusive access right as prepaid rent under ASC 842 (Other non-current assets).
The Company has non-cancellable minimum commitments for PSM, subject to the terms of the Manufacturing Supply Agreement. At the end of a 36-month period starting from the first commercial batch delivery, if the Company has not ordered any batches, excluding technical and validation batches, the Company shall pay FLV an amount not to exceed $0.6 million. As of March 31, 2026, DBV intends to meet the purchase obligations and therefore did not record any liability or accrual related to these commitments

Note 2    Significant Events and Transactions
March 2025 PIPE Financing
Refer to Note 1 above for additional details regarding the March 2025 PIPE Financing.
Manufacturing Supply Agreement - Peanut Source Material - Fareva La Vallée
The Company entered into the MS Agreement with FLV, under which FLV will manufacture and supply the PSM exclusively for DBV Technologies S.A. during the agreement term. The term is effective for a period of eight (8) years and can be renewed for a period of two (2) years.
Legal Proceedings
From time to time, the Company may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The Company is not currently subject to any material legal proceedings.
Note 3    Cash and Cash Equivalents
The following tables summarize the cash and cash equivalents as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Cash	42.6	127.1
Cash Equivalents	186.6	67.0
Total Cash and Cash Equivalents	229.2	194.2
Cash equivalents are convertible into cash on 32 days notice at no or insignificant cost, on demand. They are measured using level 1 fair value measurements.
Note 4    Other Current & Non Current Assets
Other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Research tax credit	6.6	5.9
VAT Assets	7.5	8.7
Prepaid expenses	2.4	2.6
Other receivables	1.0	1.6
Total	17.5	18.8
The VAT (Value Added Taxes) Assets related to deductible VAT paid on purchases. Prepaid expenses are comprised of finance, legal as well as scientific consulting fees and insurance expenses. Prepaid expenses also include upfront payments which are recognized over the term of the ongoing clinical studies.
Other non Current Assets mainly include $3.9 million the prepaid rent of the dedicated PSM production line located at Fareva La Vallée’s facilities. The right‑of‑use asset will be recognized when the production line is made available for use following completion of cGMP qualification.
Research tax credit
The variance in Research Tax Credit is presented as follows:

Amount in millions of US dollars
Opening research tax credit receivable as of January 1, 2026	5.9
+ Other operating income	0.9
- Adjustment and currency translation effect	-0.1
Closing research tax credit receivable as of March 31, 2026	6.6
Of which - Non-current portion	—
Of which - Current portion	6.6
In the fiscal year ended December 31, 2021, the Company recovered its Small & Medium Enterprise “SME” status under EU law, and became therefore eligible again for the immediate reimbursement of the Research Tax Credit.
During the period ended March 31, 2026, the Company accrued $0.9 million. The decrease in tax credit income accrual reflects the expected lower level of eligible experimental activities, as the Company’s focus continues to shift from clinical development toward commercial readiness activities.

Note 5    Lease contracts
Future minimum lease payments under the Company’s operating leases’ right of use as of March 31, 2026 and December 31, 2025, are as follows:

	March 31, 2026			December 31, 2025
	Real Estate	Other assets	Total	Real Estate	Other assets	Total
Current portion	1.2	—	1.3	1.3	0.1	1.4
Year 2	1.0	—	1.0	1.0	—	1.0
Year 3	1.0	—	1.0	1.0	—	1.0
Thereafter	3.9	—	3.9	4.2	—	4.2
Total minimum lease payments	7.1	—	7.1	7.5	0.1	7.6
Less: Effects of discounting	(1.0)	—	(1.0)	(1.1)	—	(1.1)
Present value of lease liabilities	6.1	—	6.1	6.4	0.1	6.5
Less: current portion	(1.0)	—	(1.0)	(1.0)	(0.1)	(1.1)
Long-term lease liabilities	5.1	—	5.1	5.4	—	5.4
Weighted average remaining lease term (years)	6.77	0.01		6.95	0.19
Weighted average discount rate	5.00%	0.06%		5.02%	0.07%
The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	March 31,
	2026	2025
Operating lease expense / (income)	0.3	0.3

Note 6    Trade Payables and Other Current Liabilities
Trade Payables
Trade payables decreased by $1.4 million as of March 31, 2026, compared to December 31, 2025.
Other Current Liabilities
The following tables summarize the other liabilities as of March 31, 2026 and December 31, 2025:
The decrease in social debt compared to the prior period primarily reflects the timing of bonus payments and the settlement of payroll-related liabilities accrued as of December 31, 2025, partially offset by the continued expansion of the Company's teams and the corresponding increase in social security and payroll tax contributions.

	March 31, 2026	December 31, 2025

Social debt	9.7	13.7
Tax liabilities	0.6	0.6
Other debts	0.5	1.5
Total	10.8	15.8

Note 7    Shareholders’ equity
The share capital as of March 31, 2026 is set at the sum of €29,604,245 ($33,959,486.35 converted at historical rates). It is divided into 296,042,447 fully authorized, subscribed and paid-up ordinary shares with a par value of €0.10.
The table below presents the changes in the share capital of the Company as of March 31, 2026 compared to December 31, 2025 at historical rate:

Amounts in millions of U.S. Dollars except share and per share data		Share capital in USD	Additional paid-in capital	Number of shares
Date	Nature of the transactions
Total Equity RFW as of December 31, 2025		26,911,786	541.3	235,670,864
02/01/2026	Capital increase by ordinary shares	1,081,489	6.9	9,226,931
02/01/2026	Capital increase by ordinary shares	361,147	(0.3)	3,081,200
06/01/2026	Capital increase by ordinary shares	1,042,823	6.6	8,907,689
06/01/2026	Capital increase by ordinary shares	1,080,197	6.9	9,226,931
09/01/2026	Capital increase by employee warrants	192	—	1,650
14/01/2026	Capital increase by ordinary shares	628,234	(0.6)	5,392,100
16/01/2026	Capital increase by employee warrants	3,427	—	29,500
22/01/2026	Capital increase by ordinary shares	337,888	(0.3)	2,886,452
22/01/2026	Capital increase by ordinary shares	48,411	—	413,553
29/01/2026	Capital increase by employee warrants	1,749	—	15,212
13/02/2026	Capital increase by ordinary shares	415,170	(0.4)	3,500,000
11/03/2026	Capital increase by ordinary shares	2,046,974	(1.8)	17,690,365
31/03/2026	Share base payment accrual		2.3
31/03/2026	Issuance of warrants		65.2
Total Equity Balance as of March 31, 2026		33,959,486	625.6	296,042,447
Note 8    Fair Value Measurement
The Company reports assets and liabilities recorded at fair value on the Company’s condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value.
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
There has been no transfer between levels of the fair value hierarchy and no change from the consolidated balance sheets ended December 31, 2025.

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
In this context, since 2025, the Company has hedged the current account of its US subsidiary through the use of financial instruments (foreign exchange swaps entered into with banking counterparties), which are linked to the subsidiary’s current account as of March 31, 2026.
The Company’s policy is not to enter into derivative transactions for speculative purposes.

(In Million of dollars)		As of March 31, 2026				As of December 31, 2025
		Notional amount	Fair value		Due date	Notional amount	Fair value		Due date
			Asset	Liabilities	<1 year		Asset	Liabilities	<1 year
Foreign exchange SWAP* Forward sale at maturity	Non-qualified derivative	4.7		—	4.7	1.8		—	1.8
*Forward sale at maturity
The impact of financial instruments not qualifying for hedge accounting of future cash flows is included in “Foreign exchange gains/(losses) (excluding operating activities)” within financial result ($(12) thousand as of March 31, 2026).

Note 9    Share-Based Payments
The Board of Directors has been authorized at the General Meeting of the Shareholders to grant restricted stock units (“RSU”), stock options plan (“SO”), and non-employee warrants (Bons de Souscription d’Actions or “BSA”).
During the three months ended March 31, 2026, the Company granted stock options and restricted stock units to employees as described below.
There have been no changes in the vesting conditions and method of valuation of the SO and RSUs from that disclosed in Note 11 to the consolidated financial statements included in the Annual Report.
Change in Number of BSA/SO/RSU:

	Number of outstanding
	BSA	SO	RSUs
Balance as of December 31, 2025	107,008	14,104,578	3,608,347
Granted during the period	—	147,000	222,200
Forfeited during the period	—	—	(39,000)
Exercised/released during the period	—	—	(32,612)
Balance as of March 31, 2026	107,008	14,251,578	3,758,935
Share-based payments expense reflected in the condensed consolidated statements of operations is as follows:

		Three Months Ended March 31,
		2026	2025
Research & development	SO	(0.6)	(0.4)
	RSU	(0.4)	(0.2)
Sales & marketing	SO	(0.1)	—
	RSU	—	—
General & administrative	SO	(0.9)	(1.0)
	RSU	(0.2)	(0.1)
		(2.3)	(1.7)

Note 10    Contingencies & Employee Benefits
The following tables summarize the contingencies as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Current contingencies & Employee Benefits	0.5	0.2
Non-current contingencies & Employee Benefits	1.6	1.5
Total contingencies & Employee Benefits	2.0	1.7
The changes in contingencies are as follows:

	Pension retirement obligations	Other contingencies	Total
At January 1, 2026	1.5	0.2	1.7
Increases in liabilities	—	0.3	0.3
Reversals of unused liabilities	—	—	—
Actuarial gains and losses on defined-benefit plans	0.1	—	0.1
Currency translation effect	—	—	—
At March 31, 2026	1.6	0.5	2.0
Of which current	—	0.5	0.5
Of which non-current	1.6	—	1.6
The Company does not hold any plan assets related to long-term employee benefit for any of the periods presented. There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 12 to the consolidated financial statements included in the Annual Report.

Note 11    Operating income
The following table summarizes the operating income during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Research tax credit	0.9	0.8
Other operating income	0.0	0.0
Total	0.9	0.8
During the period ended March 31, 2026, the Company accrued $0.9 million of research tax credit. The tax credit income accrual reflects the expected lower level on a full year basis of eligible experimental activities, as the Company’s focus continues to shift from clinical development toward commercial readiness activities.
Note 12    Operating expenses and Allocation of Personnel Expenses
The Company had an average of 161 employees during the three months ended March 31, 2026, in comparison with an average of 106 employees during the three months ended March 31, 2025. The increase is mainly due to hiring to support development activities and quality activities.
The following table summarizes the allocation of personnel expenses by function during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Research and Development expenses	8.5	4.6
Sales & Marketing expenses	1.0	0.2
General & Administrative expenses	4.6	3.0
Total personnel expenses	14.0	7.8
The following table summarizes the allocation of personnel expenses by nature during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Wages and salaries	9.0	4.7
Social security contributions	2.7	1.4
Expenses for pension commitments	—	—
Share-based payments	2.3	1.7
Total	14.0	7.8

The first quarter of 2025 remained at a more measured pace, as the Company was awaiting the agreement with the U.S. Food and Drug Administration, reached on March 24, 2025, regarding the safety data required to support the Biologics License Application (BLA) for the Viaskin® Peanut patch in children aged 4 to 7, if approved. Following this regulatory milestone, the completion of the March 2025 PIPE financing enabled the Company to accelerate progress toward its next development and regulatory milestones.
The increase in personnel expenses of $6.2 million aligns with the reinforcement in the United States of commercial, quality and regulatory talents to support a potential launch of the Viaskin® Peanut patch in children aged 4 to 7, if approved.

Note 13    Commitments
In connection with the launch of our clinical trials, we have entered into service agreements with several CROs. For the three months ended March 31, 2026, expenses associated with the ongoing trials amounted globally to $7.4 million, and we had non-cancellable contractual obligations with CROs amounting to $88.9 million.
The Company has entered into multi‑year supply and manufacturing agreements that include minimum purchase obligations over defined periods. Under applicable accounting guidance, take‑or‑pay commitments are generally considered firm purchase commitments but remain off‑balance sheet unless they create an unavoidable or unconditional payment obligation, or become loss contract.
With Sanofi
On August 29, 2025, the Company entered into a Manufacturing Supply Agreement (the “Supply Agreement”) with SANOFI under which SANOFI will manufacture and supply the Viaskin Peanut API exclusively for DBV Technologies S.A. during the agreement term. The Supply Agreement has an effective date of January 1, 2025 and an initial term of four (4) years with a possibility to extend for an additional period. Under the Supply Agreement, the Company has agreed to certain minimum purchase levels and service fees over the initial 4-year-term.
As of March 31, 2026, total payments made during the period under the Supply Agreement were approximately $1.6 million, which were recorded as R&D expenses. The Company will expense manufacturing and supply costs as incurred.
With Fareva
On March 17, 2026, DBV Technologies S.A. entered into the MS Agreement with FLV, under which FLV will manufacture and supply PSM, exclusively for DBV Technologies S.A. during the agreement term. The term is effective for a period of eight (8) years and can be renewed for a period of two (2) years .
For the three months ended March 31, 2026, total payments made during the period under the MS Agreement are approximately $0.1 million.
The following table presents our material expenses commitments for future periods:

	2026	2027	2028	Thereafter	Total
	(Amounts in million)
Purchase obligations - Obligations Under the Terms of CRO Agreements	37.1	25.2	20.1	6.5	88.9
Purchase obligations - Obligations Under the Terms of CMO Agreements	17.7	15.9	15.9	—	49.5
Total	54.8	41.1	36.0	6.5	138.4
Letter of Credit and Collateral
A Certificate of Deposit, for an initial amount of $0.3 million was signed in order to guarantee an American Express credit cards program in the United States.
Note 14    Relationships with Related Parties
There were no new significant related-party transactions during the period nor any changes in the nature of the transactions from those described in Note 17 to the consolidated financial statements included in the Annual Report.
The compensation amounts presented below, which were awarded to the Directors and Officers of the Company totaled $1.8 million. The recipients of this compensation are “related parties”.

	March 31, 2026	March 31, 2025
Short-term benefits	1.7	1.4
Post-employment benefits	—	—
Total	1.8	1.4
The methods for the valuation of the benefit related to share-based payments are presented in Note 9 Share-Based Payments.
Amounts payable to related parties as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Compensation	1.4	3.0
Pension obligations	0.1	0.1
Total	1.5	3.1
The parent company, DBV Technologies S.A., entered into a cash‑pooling agreement with its subsidiaries (DBV Technologies Inc., DBV Technologies Australia Pty Ltd and DBV Pharma SAS), the balance of which amounts to the following:

	March 31, 2026	December 31, 2025
Loans & Advances	4.1	1.8
Total	4.1	1.8

Note 15    Loss Per Share
The Basic loss per share is calculated by dividing net loss attributable to the Company’s shareholders by the weighted‑average number of ordinary shares outstanding during the period. Following the March 2025 PIPE financing, this weighted‑average share count includes the shares underlying the pre‑funded warrants, as the remaining cash exercise price for those warrants is considered immaterial.
The computations for basic and diluted loss per share were as follows (in millions of U.S. Dollars except share and per share data):

	March 31, 2026	March 31, 2025
Net loss	(47.6)	(27.1)
Weighted average number of ordinary shares	428,302,850	102,617,429
Net loss per share attributable to ordinary shareholders, basic and diluted ($/share)	(0.11)	(0.26)
This summary also gives an overview of all exercisable instruments generated by the company either through Financing or incentive programs for employees as described in Note 9.

	March 31, 2026		December 31, 2025
	Warrants	Shares *	Warrants	Shares *
Non-employee warrants	107,008	107,008	107,008	107,008
Stock-options	14,251,578	14,251,578	14,104,578	14,104,578
Restricted stock units	3,758,935	3,758,935	3,608,347	3,608,347
Prefunded warrants	100,962,751	142,647,271	137,991,871	202,972,492
PFW 2022	13,116,331	13,116,331	13,116,331	13,116,331
BSA from ABSA (March 2025 PIPE Financing)	—	—	15,635,172	27,361,551
PFW1 from PFW-BS-PFW (March 2025 PIPE Financing)	32,267,060	32,267,060	38,234,712	38,234,712
BS from PFW-BS-PFW (March 2025 PIPE Financing)	—	—	35,348,260	61,859,455
PFW2 (March 2025 PIPE Financing)	55,579,360	97,263,880	35,657,396	62,400,443
Total Shares		160,764,792		220,792,425
* The equivalent in shares
Note 16    Reportable segment disclosure

	Three Months Ended March 31,
	2026	2025
Clinical studies	11.4	6.8
BLA & Regulatory	6.3	1.4
Medical Affairs & Other Medical	4.9	2.0
Research & Innovation	0.3	0.7
Manufacturing & Supply and Quality	10.5	10.6
Sales & Marketing	4.8	0.3
General & Administrative	10.5	5.6
Total expenses	48.8	27.4

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
Note 17    Events after the Close of the Period
The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and determined that there were no subsequent events requiring disclosure or adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this Report and with our audited financial statements and related notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 26, 2026, as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026, or the Annual Report. This discussion and other parts of this Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause such differences are discussed in the section of this Report titled “Special Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in the Annual Report.
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
Our most advanced product candidate is Viaskin Peanut, which has been evaluated as a potential therapy for children with peanut allergy in twelve clinical trials, including three Phase 2 trials and four completed Phase 3 trials. We have two ongoing Phase 3 trials of Viaskin Peanut in children ages one to three and ages four to seven with peanut allergy. The Company plans to submit a BLA for Viaskin Peanut in children aged 4 to 7 in the first half of 2026. With respect to the toddler program, the COMFORT Toddlers supplemental safety study in peanut allergic children aged 1 to 3, which screened its first subject on June 25, 2025, is ongoing and the Company continues to enroll subjects towards its target of approximately 300 to 350 subjects on active treatment. This would bring the total Viaskin Peanut patch safety database in this age group to approximately 600 subjects, consistent with prior FDA guidance.
Overview of the First Quarter of 2026
In the first quarter of 2026, the Company started to execute its plan for the potential U.S. commercialization of the Viaskin Peanut patch for children aged 4 to 7, following regulatory, clinical and financial developments in 2025 that will support a BLA filing and have increased cash and cash equivalents.

In March 2025, the FDA confirmed the safety data requirements to support the planned Biologics License Application for Viaskin Peanut in children aged 4 to 7 if approved, providing a clear and executable path toward submission. Subsequently, the Company completed its March 2025 PIPE financing. In addition ATM sales in the second half of 2025 materially strengthened the Company’s balance sheet, enabling continued progression toward potential commercialization while maintaining disciplined capital allocation. Finally, in December 2025, the Company reported positive topline results from the Phase 3 VITESSE trial in peanut-allergic children aged 4 to 7 years that enable a BLA filing expected in the first half of 2026.

The Company’s strategic objective remains to change the field of immunotherapy by developing and commercializing safe, effective, and convenient therapies for patients with food allergies and other immunological conditions while delivering sustained value to shareholders.
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

Business Trends and Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in millions of U.S. dollars, for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025	$ change	% of change
Operating income	0.9	0.8	0.1	15%

Operating expenses
Research and development expenses	(33.4)	(21.5)	(11.9)	55%
Sales and marketing expenses	(4.8)	(0.3)	(4.6)	1750%
General and administrative expenses	(10.5)	(5.6)	(4.9)	87%
Total Operating expenses	(48.8)	(27.4)	(21.4)	78%
Financial income (expense)	0.5	(0.5)	1.0	(215)%
Income tax	(0.2)	—	(0.2)	—%
Net loss	(47.6)	(27.1)	(20.5)	76%
Operating Income
The following table summarizes our operating income during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025		$ change
Research tax credit	0.9	0.8	0.1	15%
Total Other operating income	0.9	0.8	0.1	15%
The Company did not generate Revenue from operating activities.
This caption consists of Research Tax Credit (crédit d’impôt recherche, or CIR) that is granted to companies by the French tax authorities in order to encourage them to conduct technical and scientific researches. The Company accrued $0.9 million as of March 31, 2026. This level in tax credit income accrual reflects on a full year basis the expected lower level of eligible experimental activities, as the Company’s focus continues to shift from clinical development toward commercial readiness activities.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ change	% of change
External clinical-related expenses	19.7	9.7	10.0	104%
Employee-related costs	7.4	4.1	3.3	82%
Share-based payment expenses	1.1	0.6	0.5	86%
Depreciation, amortization and other costs	2.2	2.9	(0.7)	(24)%
Pre-Commercial Inventory	3.0	4.3	(1.3)	(29)%
Total Research and Development expenses	33.4	21.5	11.9	55%
External clinical-related expenses increased by $10.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 mainly due to higher clinical trial activity driven by the initiation of patient recruitment for the COMFORT Toddlers study, and to the acceleration of BLA readiness activities to prepare BLA submission.
Employee-related costs and share based payment expenses respectively increased by $3.3 million and $0.5 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 primarily due to reinforcement of Medical Affairs, Quality and Regulatory functions in the United States to support a potential U.S. launch, if approved, and to ensure organizational readiness as the Company approaches commercialization.
The Company continued its precommercial inventory build up for $3.0 million in anticipation of potential FDA approval.
Depreciation, amortization and other costs decreased by $0.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 primarily due to lower depreciation and amortization. Other costs reduced as well in the absence of certain prior-year charges.

Sales and Marketing Expenses
The following table summarizes our sales and marketing expenses incurred during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ change	% of change
External professional services	3.6	0.1	3.5	3373%
Employee-related costs	0.9	0.1	0.7	546%
Share-based payment expenses	0.1	—	0.1	555%
Depreciation, amortization and other costs	0.2	—	0.2	10629%
Total Sales & Marketing expenses	4.8	0.3	4.6	1750%
Sales and marketing expenses have increased by $4.6 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025 reflecting the Company’s go‑to‑market strategy.
In the third quarter of 2025, the Company appointed a Chief Commercial Officer, marking a key step in establishing a dedicated commercial organization. Since then, efforts have focused on building U.S.‑based commercial, market access and launch‑readiness capabilities designed to support a successful introduction of Viaskin® Peanut in children aged 4 to 7, if approved. The increase in sales and marketing expenses in the first quarter of 2026 reflects the continued build‑out of this commercial infrastructure and the progression toward execution of this strategy.
General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2026 and 2025:

General & Administrative expenses	Three Months Ended March 31,
	2026	2025	$ change	% of change
External professional services	4.2	1.1	3.1	295%
Employee-related costs	3.5	1.9	1.6	83%
Share-based payment expenses	1.1	1.1	-0.0	(1)%
Depreciation, amortization and other costs	1.8	1.6	0.3	16%
Total General & Administrative expenses	10.5	5.6	4.9	87%
General and Administrative expenses increased by $4.9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
External professional services increased by $3.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 primarily due to an accelerated activity in 2026 to support a potential U.S. launch, if approved, and to ensure organizational readiness as the Company approaches commercialization particularly through Investor Relations, Human Resources and Legal activities. This increase in activity is further accentuated given that, in the prior-year period, the Company was containing its costs and expenses during its financing period ended in March 31, 2025.
Employee-related costs and share-based payments increased by $1.6 million, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 as the Company continued to scale its organization in preparation for commercial operations. The growth in full time employees was concentrated in Human Resources, Information Solutions, Finance, and Legal and Compliance, reflecting targeted investments in the core infrastructure required to achieve commercial readiness for Viaskin Peanut in North America. These additions were designed to strengthen operational capabilities, enhance organizational maturity, and support the transition toward a potential commercial launch, if approved.

Depreciation, amortization and other costs increased by $0.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Financial Income (Expense)
Our financial income was $0.5 million for the three months ended March 31, 2026, compared to a financial expense of $0.5 million for the three months ended March 31, 2025. This item mainly includes the interest income on our short term investments.
Income Tax
Our income tax expense was $0.2 million for the three months ended March 31, 2026 compared to nil for the three months ended March 31, 2025. The income tax expense for the current period relates to the Company’s U.S. subsidiary, which generated taxable income pursuant to the Company’s intercompany transfer pricing arrangements.
Net Loss
Net loss was $47.6 million for the three months ended March 31, 2026, compared to $27.1 million for the three months ended March 31, 2025. Net loss per share (based on the weighted average number of shares outstanding over the period) decreased from $(0.26) to $(0.11) for the three months ended March 31, 2025 and March 31, 2026, respectively.

Liquidity and Capital Resources
Our financing strategy is to maintain financial flexibility to meet working capital requirements including commercial inventory build and manufacturing capacity expansion to support demand of VIASKIN Peanut patches in the United States and Europe, if approved.
Financial Condition
On March 31, 2026, the Company held $229.2 million in cash and cash equivalents compared to $194.2 million of cash and cash equivalents on December 31, 2025. Net cash used for operating activities was $49.1 million and $19.7 million for the periods ended March 31, 2026 and March 31, 2025, respectively. The Company’s net cash flows provided by financing activities totaled $88.9 million for the periods ended March 31, 2026 and nil in March 31, 2025, following the full Exercise of the ABSA Warrants and BS Warrants Issued on its March 2025 PIPE Financing.
In addition, the Company's results of operations and financial position are subject to the effects of foreign currency fluctuations, principally between the U.S. dollar and the Euro. The Company's functional currency is the Euro, and a significant portion of its operating expenses, including personnel costs and facility-related expenditures, are denominated in euros. During the three months ended March 31, 2026, the euro depreciated against the U.S. dollar, resulting in a $(4.4) million unfavorable foreign currency translation adjustment recognized in other comprehensive loss and a $(4.5) million unfavorable effect of exchange rate changes on cash and cash equivalents. As the Company continues to expand its U.S.-based operations in preparation for a potential commercial launch, an increasing proportion of its expenditures are denominated in U.S. dollars; however, the Company's euro-denominated cost base remains substantial. Continued appreciation of the euro against the U.S. dollar would increase the U.S. dollar equivalent of the Company's euro-denominated operating expenses and could accelerate the utilization of the Company's cash resources, which are held primarily in U.S. dollars. The Company utilizes foreign exchange swap instruments to manage a portion of this exposure, as described in Note 8 to the condensed consolidated financial statements; however, there can be no assurance that such measures will fully offset the impact of adverse currency movements on the Company's results of operations, cash flows or financial condition.
Sources of Liquidity and Material Cash Requirements
Since its inception and up to March 31, 2026, the Company has received a total of approximately $1.7 billion in equity financing, almost all of which relates to cash proceeds from capital increases. The Company obtained the following gross proceeds from various financings through the issuance of securities as detailed :

In Million dollars	Equity capital	Bank loan	Other debt	Total
Before 2023	1,309.7			1,309.7
2023	7.8			7.8
2025	291.5			291.5
2026	94.7			94.7
Total	1,703.7			1,703.7

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
In April 2025, the Company completed a PIPE financing generating initial gross proceeds of $125.5 million (€116.3 million), followed by the full exercise of associated warrants in January 2026 after the announcement of positive Phase 3 VITESSE topline results, resulting in additional gross proceeds of $195.4 million (€166.7 million at 1 EUR = $1.17). Of the additional gross proceeds, $100.7 million was received as of December 31, 2025 and the remaining $94.7 million (€81.0 million at the exchange rate of 1 EUR = $1.17) was received in January 2026.
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
Material expenses commitments
The following table presents our material expenses commitments for future periods:

	Material Cash Requirements Due by
	2026	2027	2028	Thereafter	Total
	(Amounts in million)
Operating leases	1.3	1.0	1.0	3.9	7.1
Purchase obligations - Obligations Under the Terms of CRO Agreements	37.1	25.2	20.1	6.5	88.9
Purchase obligations - Obligations Under the Terms of CMO Agreements	17.7	15.9	15.9	—	49.5
Total	56.1	42.1	37.0	10.4	145.5
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Future events could cause actual payments to differ from these estimates.

Forward-looking
As of March 31, 2026, Cash & Cash Equivalents are $229.2 million. Based on its current operations, plans, and assumptions, Management estimates that the Company is sufficiently funded to run its operations into the second quarter of 2027.
These estimates are based on the Company’s current forecasts and exclude any additional expenditures related to programs other than the VIASKIN Peanut or resulting from the potential in licensing or acquisition of additional product candidates or technologies, or any associated development the Company may pursue. The Company may have based these estimates on assumptions that are incorrect, and the Company may end up using its resources sooner than anticipated.
The Company's net cash used in operating activities increased to $49.1 million for the three months ended March 31, 2026, compared to $19.7 million for the three months ended March 31, 2025, reflecting the acceleration of clinical development activities, the build-out of commercial infrastructure, and the continued expansion of the Company's workforce in preparation for a potential U.S. launch of Viaskin Peanut, if approved. The Company expects its operating cash outflows to remain at elevated levels, and potentially increase further, as it advances toward BLA submission, continues to invest in manufacturing readiness and pre-commercial inventory, and scales its commercial organization. This anticipated trajectory of expenditures has been incorporated into the Company's cash runway estimate described above. However, the rate at which the Company utilizes its cash resources may vary materially from current expectations depending on, among other factors, the timing and scope of regulatory interactions, the pace of clinical enrollment, the timing of manufacturing-related capital commitments, and fluctuations in foreign exchange rates. If the Company's operating cash outflows exceed current projections, the Company may need to seek additional financing earlier than anticipated.
The Company may expend resources sooner than anticipated and may seek additional resources to execute the corporate strategy either through new or existing financing strategies. As of date of issuance, the remaining financing capacity and Equity securities are:

Remaining financing capacity and Equity securities	Warrants	Strike price	Total Amount available
2025 ATM Program			85.0
PFW1 from PFW-BS-PFW (2025 PIPE)	32,267,060	0.01	0.32
PFW2 (2025 PIPE)	55,579,360	0.02	1.11
PFW 2022	13,116,331	0.12	1.57
Total	100,962,751		88.0
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on its evaluation as of March 31, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2. Defaults Upon Senior Securities
None.
Item 3. Mine Safety Disclosures
Not applicable.
Item 4. Other Information
During the three months ended March 31,2026, none of our directors and officers (as defined in Rule16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trade arrangement” as those terms are defined in Item 408 of Regulations S-K.
Item 5. Exhibits
Exhibit Index

Exhibit	Description	Incorporated by Reference
		Schedule/ Form	File Number	Exhibit	File Date
3.1	By-laws (status) of the registrant (English translation)	Form 10-K	001-36697	3.1	March 26,2026
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

DBV Technologies S.A. (Registrant)
Date: April 30, 2026	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)
Date: April 30, 2026	By:	/s/ Virginie Boucinha
Virginie Boucinha
Chief Financial Officer
(Principal Financial and Accounting Officer)