Form 10-Q
period 2026-06-30
DBV Technologies S.A.
filed 2026-07-16
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
☐ Yes ☒ No
As of July 16, 2026, the registrant had 296,061,497 ordinary shares, nominal value €0.10 per share, outstanding including treasury shares.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:
•our expectations regarding the timing or likelihood of regulatory filings and approvals, including with respect to our anticipated submission of a Biologics License Application (“BLA”) for VIASKIN Peanut to the U.S. Food and Drug Administration (“FDA”);
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
•the ability of our sole contract manufacturer for VIASKIN Peanut patches to successfully remediate Good Manufacturing Practice deficiencies in response to FDA warning letters;
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
•and other risks and uncertainties, including those listed under the caption “Risk Factors.”

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 26, 2026, as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026 (the “Annual Report”). As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in millions, except share and per share data)

	Note	June 30, 2026	December 31, 2025
Assets
Current assets :
Cash and cash equivalents	3	174.9	194.2
Other current assets	5	27.0	18.8
Total current assets		201.9	212.9
Property, plant, and equipment, net	4	9.7	10.4
Right-of-use assets	6	5.9	4.6
Other non-current assets	5	5.8	5.8
Total non-current assets		21.3	20.8
Total Assets		223.2	233.7

Liabilities and shareholders' equity
Current liabilities:
Trade payables	7	39.4	40.9
Short-term operating leases' liabilities	6	0.8	1.1
Current contingencies & Employee Benefits	11	0.4	0.2
Other current liabilities	7	13.8	15.8
Total current liabilities		54.3	58.0
Long-term operating leases' liabilities	6	6.9	5.4
Non-current contingencies & Employee Benefits	11	1.6	1.5
Total non-current liabilities		8.5	6.9
Total Liabilities		62.8	64.9
Shareholders’ equity :	8
Ordinary shares, €0.10 par value; 296,061,497 and 235,670,864 shares authorized, and issued as of June 30, 2026 and December 31, 2025, respectively,		34.0	26.9
Additional paid-in capital		408.3	541.3
Treasury stock, 146,321 and 74,680 ordinary shares as of June 30, 2026 and December 31, 2025, respectively, at cost		(0.8)	(0.8)
Accumulated deficit		(270.3)	(393.1)
Accumulated other comprehensive income		0.5	0.5
Accumulated currency translation effect		(11.2)	(5.9)
Total Shareholders’ equity		160.4	168.8
Total Liabilities and Shareholder's equity		223.2	233.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in millions, except share and per share data)

	Note	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Operating income	12	$0.7	$1.5	$1.6	$2.2

Operating expenses	13/17
Research and development expenses		(31.2)	(33.7)	(64.6)	(55.2)
Sales and marketing expenses		(5.5)	(0.4)	(10.4)	(0.7)
General and administrative expenses		(14.6)	(8.5)	(25.1)	(14.1)
Total Operating expenses		(51.3)	(42.6)	(100.1)	(69.9)
Loss from operations		(50.6)	(41.1)	(98.5)	(67.7)
Financial income (expense)		0.4	(0.6)	0.9	(1.1)
Loss before taxes		(50.2)	(41.8)	(97.6)	(68.8)
Income tax		(0.2)	(0.1)	(0.4)	(0.1)
Net loss		$(50.4)	$(41.9)	$(98.0)	$(69.0)
Foreign currency translation differences, net of taxes		(0.9)	7.2	(5.3)	7.9
Actuarial gains on employee benefits, net of taxes		—	(0.2)	—	—
Comprehensive loss		$(51.2)	$(34.8)	$(103.3)	$(61.1)

Basic/diluted Net loss per share attributable to shareholders	16	$(0.12)	$(0.31)	$(0.23)	$(0.58)

Weighted average shares outstanding used in computing per share amounts:	16	433,535,486	134,476,503	424,587,737	118,545,638
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in millions)

	Notes	Six Months Ended June 30,
		2026	2025
Net loss for the period		$(98.0)	$(69.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accrued contingencies	4/11	1.5	1.7
Expenses related to share-based payments	10	6.0	2.9
Inventory write-downs		5.6	10.3
Other		0.1	1.0
Changes in operating assets and liabilities:
Decrease (increase) in inventories and work in progress		(5.6)	(10.3)
Decrease (increase) in other current assets	5	(9.0)	(4.0)
(Decrease) increase in trade payables	7	(0.4)	14.9
(Decrease) increase in other current and non-current liabilities		(1.6)	(1.5)
Change in operating lease liabilities and right of use assets	6	(0.1)	0.3
Net cash flow used in operating activities		(101.7)	(53.6)

Cash flows used in investing activities :
Change in property, plant, and equipment		(0.8)	—
Change in Other non-current assets	5	(0.1)	(0.4)
Net cash flows used in investing activities		(0.9)	(0.4)

Cash flows provided by financing activities :
Treasury shares		—	0.1
Issuance from Net Capital increase and Share warrants	8	89.0	116.9
Net cash flows provided by financing activities		89.0	117.0

Effect of exchange rate changes on cash and cash equivalents		(5.6)	7.7
Net (decrease) / increase in cash and cash equivalents		(19.2)	70.8
Net Cash and cash equivalents at the beginning of the period	3	194.2	32.5
Net cash and cash equivalents at the end of the period	3	174.9	$103.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in millions, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2025	102,847,501	11.7	315.6	(1.3)	(286.4)	0.9	(13.1)	27.4
Net (loss)		—	—	—	(27.1)	—	—	(27.1)
Other comprehensive income (loss)		—	—	—	—	0.1	0.7	0.8
Issuance of ordinary shares	11,367	—	—	—	—	—	—	—
Issuance of share warrants		—	—	—	—	—	—	—
Treasury shares		—	—	—	—	—	—	—
Share-based payments		—	1.7	—	—	—	—	1.7
Allocation of accumulated net losses			—		—	—	—	—
Balance at March 31, 2025	102,858,868	11.7	317.3	(1.3)	(313.5)	1.0	(12.4)	2.9
Net (loss)					(41.9)			(41.9)
Other comprehensive income (loss)						(0.2)	7.2	7.0
Issuance of ordinary shares	34,114,829	3.7	27.2					31.0
Issuance of share warrants			85.9					85.9
Treasury shares				—				—
Share-based payments			1.2					1.2
Allocation of accumulated net losses			(40.2)		40.2			—
Balance at June 30, 2025	136,973,697	15.4	391.5	(1.2)	(315.1)	0.9	(5.2)	86.2

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2026	235,670,864	$26.9	$541.3	$(0.8)	$(393.1)	$0.5	$(5.9)	$168.8
Net (loss)	—	—	—	—	(47.6)	—	—	(47.6)
Other comprehensive income (loss)	—	—	—	—	—	(0.1)	(4.4)	(4.5)
Issuance of ordinary shares	60,371,583	7.0	16.9	—	—	—	—	23.9
Issuance of share warrants	—		65.2	—	—	—	—	65.2
Treasury shares	—	—	—	(0.2)	—	—	—	(0.2)
Share-based payments	—	—	2.3	—	—	—	—	2.3
Allocation of accumulated net losses			—		—	—	—	—
Balance at March 31, 2026	296,042,447	$34.0	$625.6	$(1.0)	$(440.7)	$0.4	$(10.3)	$207.9
Net (loss)					(50.4)			(50.4)
Other comprehensive income (loss)						—	(0.9)	(0.9)
Issuance of ordinary shares	19,050	—	(0.1)					(0.1)
Issuance of share warrants			—					—
Treasury shares				0.1				0.1
Share-based payments			3.7					3.7
Allocation of accumulated net losses			(220.8)		220.8			—
Balance at June 30, 2026	296,061,497	$34.0	$408.3	$(0.8)	$(270.3)	$0.5	$(11.1)	$160.4

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
Recently Adopted Accounting Pronouncements
There have been no recently issued accounting standards which had a material impact on our results of operations, financial condition, or cash flows.
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

In December 2025, the FASB also issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements, which clarifies the scope and applicability of interim reporting guidance, enhances the organization and navigability of required interim disclosures, and introduces a disclosure principle requiring entities to disclose material events or changes that occur after the most recent annual reporting period. For public business entities, the ASU is effective for interim reporting periods in fiscal years beginning after December 15, 2027 with early adoption permitted. The Company does not expect ASU 2025-11 to have a material impact on its interim consolidated financial statements.

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

In April 2026, the FASB issued ASU 2026‑01, Equity (Topic 505): Initial Measurement of Paid‑in‑Kind Dividends on Equity‑Classified Preferred Stock. The ASU provides authoritative guidance on the initial measurement of paid‑in‑kind (“PIK”) dividends issued on equity‑classified preferred stock, addressing diversity in practice. Under the amendments, PIK dividends are required to be initially measured based on the PIK dividend rate stated in the preferred stock agreement, typically applied to the liquidation value of the preferred stock outstanding. The guidance does not affect the determination of when PIK dividends are recognized. The ASU is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The amendments may be applied on either a prospective basis or a modified retrospective basis. The Company does not expect ASU 2026-01 to have a material impact on its consolidated financial statements.

In May 2026, the FASB issued ASU 2026‑02, introducing a comprehensive framework for the accounting of environmental credits and related obligations. The standard requires entities to recognize environmental credits as assets only when it is probable that they will be used to settle obligations or otherwise transferred, with all other credits expensed as incurred. Measurement is primarily based on cost, with subsequent accounting depending on the intended use of the credits. The ASU also establishes a liability model for environmental credit obligations, measured based on available credits (funded portion) or the cost or fair value of credits to be acquired (unfunded portion). The guidance is effective for public business entities for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect ASU 2026-02 to have a material impact on its consolidated financial statements.

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
The final amounts may differ from these estimates. Management is also required to exercise judgment in the following area:
Going concern
These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for at least twelve months from the date of issuance of these condensed consolidated financial statements. The Company has incurred operating losses and negative cash flows from operations since inception. The Company does not generate revenue and continues to prepare for the potential launch of VIASKIN Peanut in the United States and the European Union, if approved.

As of June 30, 2026, the Company had cash and cash equivalents of $174.9 million. Following the revised timing of the anticipated BLA submission from the second to the third quarter of 2026, management updated the Company’s forecasts to reflect the revised timing of related expenditures and activities, including cost-containment measures. Based on its current operations, plans and assumptions, management estimates that the Company has sufficient funding to support its operations for at least twelve months from the date of issuance of this Form 10-Q, into the third quarter of 2027.

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

The Company's net cash used in operating & investing activities increased to $102.6 million for the six months ended June 30, 2026, compared to $54.0 million for the six months ended June 30, 2025 reflecting continued investments in clinical development activities, manufacturing and supply-chain readiness, commercial launch preparedness, and the expansion of the Company’s workforce in preparation for a potential launch of VIASKIN Peanut, if approved. While the Company expects operating cash outflows to remain significant as it advances toward BLA submission and potential commercialization, the Company’s current forecasts incorporate measures intended to align spending with the revised regulatory timeline.

The timing and amount of the Company’s future cash requirements may vary materially from current expectations depending on, among other factors, the timing and scope of regulatory interactions, the pace of clinical enrollment, manufacturing-related commitments, commercial readiness activities, foreign exchange rate fluctuations and other factors. The Company may seek additional capital in the future through new or existing financing strategies to support its long-term corporate strategy.

Significant contracts
March 2025 PIPE Financing
In March 2025, the Company completed a private investment in public equity financing generating initial gross proceeds of $125.5 million (€116.3 million) received on April 7, 2025 (“March 2025 PIPE Financing”). Following the announcement of positive VITESSE topline results on December 16, 2025, the warrants issued in connection with the March 2025 PIPE Financing were fully exercised, resulting in additional gross proceeds of $195.4 million (€166.7 million at the exchange rate of 1 EUR = $1.17), of which $100.7 million (€85.7 million) was received in the fourth quarter of 2025 and $94.7 million (€81.0 million) was received in January 2026.

The pre-funded warrants issued in connection with the March 2025 PIPE Financing were classified as equity under ASC 480 and ASC 815. Upon exercise, the par value of the newly issued common stocks was recorded in “Common stock” and any additional amount, including the exercise price paid and the remaining carrying amount of the warrants, was recorded in “Additional paid-in capital”. No gain or loss was recognized in the Consolidated Statements of Operations and Comprehensive Loss as the warrants were classified as equity from inception.

Manufacturing Supply Agreement - Peanut Source Material - Fareva La Vallée
On March 17, 2026, DBV Technologies S.A. entered into a MS Agreement (the “MS Agreement”) with Fareva La Vallee (“FLV”), under which FLV will manufacture and supply the VIASKIN Peanut source material (“PSM”), exclusively for DBV Technologies S.A. during the MS Agreement term. The term is effective for a period of eight (8) years and can be renewed for a period of two (2) years.
The MS Agreement is subsequent to the Service Agreement that the Company entered into with FLV on March 18, 2024 (the “PSM Services Agreement”), for the construction of a dedicated production line and facility and the transfer of manufacturing of the PSM to FLV required to produce VIASKIN Peanut patches. The PSM Services Agreement also included binding commercial terms which were incorporated into the MS Agreement.
The PSM Services Agreement includes the following services (i) construction activities, (ii) the acquisition of equipment, and (iii) the cGMP qualification of a dedicated PSM production line installed at FLV’s premises. DBV has funded capital expenditures amounting to $3.9 million, granting access to preferential pricing and to an exclusively dedicated PSM production line located at FLV’s facilities, while ownership of the line remains with FLV. The assessment of the Manufacturing Supply Agreement concludes that the arrangement contains an embedded lease within the scope of ASC 842 (Leases), based on the following criteria:
•Identified asset: The dedicated PSM production line represents an identified asset, and the supplier does not have substitution rights.
•Control of use: The Company has (i) the right to obtain substantially all of the economic benefits from use of the asset, through exclusive access to the production capacity, and (ii) the right to direct the use of the asset, including decision‑making authority over relevant activities such as production volumes, scheduling, and operating methods.
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
The Company has non-cancellable minimum commitments for PSM, subject to the terms of the MS Agreement. At the end of a 36-month period starting from the first commercial batch delivery, if the Company has not ordered any batches, excluding technical and validation batches, the Company shall pay FLV an amount not to exceed $0.6 million. As of June 30, 2026, DBV expects to meet the purchase obligations and therefore did not record any liability or accrual related to these commitments

Note 2    Significant Events and Transactions
Letter of intent with Fareva Amboise
On June 25, 2026, the Company entered into a letter of intent with Fareva Amboise (“Fareva”) in connection with the planned commercial-scale manufacturing of the VIASKIN® Peanut patch. Under the letter of intent, Fareva will undertake manufacturing readiness activities, infrastructure and equipment upgrades and workforce expansion intended to support commercial production of VIASKIN® Peanut patch. The parties are currently negotiating a definitive commercial manufacturing and supply agreement. The planned investment for commercial manufacturing is estimated at $7.5 million, of which up to $5.2 million is expected to be supported by the Company through a combination of an FDA approval-contingent upfront payment and manufacturing-related pricing arrangements. The Company expects these activities to support preparedness for future commercialization of VIASKIN® Peanut patch, if approved.
As of June 30, 2026, no material amounts had been incurred by the Company under the letter of intent. Accordingly, the arrangement has no material impact on the Company's condensed consolidated financial statements as of June 30, 2026.
Letter of intent signed with Integrated Commercialization Solutions
On June 5, 2026, the Company entered into a Letter of Intent with Integrated Commercialization Solutions, LLC ("ICS") in connection with future commercialization support and distribution services for the VIASKIN® Peanut patch in the United States, if approved. Under the letter of intent, the parties agreed to undertake certain preliminary launch readiness and implementation planning activities while continuing negotiations toward a definitive commercial outsourcing services agreement. The contemplated activities include operational planning, systems readiness, distribution infrastructure preparation and other commercialization support services intended to facilitate a potential future product launch, if approved.

As of June 30, 2026, no material amounts had been incurred by the Company under the letter of intent. Accordingly, the arrangement has no material impact on the Company's condensed consolidated financial statements as of June 30, 2026.
Manufacturing Supply Agreement (Peanut Source Material) with Fareva La Vallée
On March 17, 2026, the Company entered into the MS Agreement with FLV, under which FLV will manufacture and supply the PSM exclusively for DBV Technologies S.A. during the agreement term. The term is effective for a period of eight (8) years and can be renewed for a period of two (2) years.
March 2025 PIPE Financing
On January 16, 2026, the Company received the supplemental gross proceeds of $94.7 million (€81 million) resulting in the full exercise of the warrants top purchase 34,090,004 new shares at a part value of €0.10 (the “ABSA Warrants”) and of the warrants to subscribe for 1.75 shares of the Company (the “BS Warrants”) issued in the March 2025 PIPE Financing.
Administrative Proceedings
In the second quarter of 2026, DBV Technologies S.A. received notice from the French tax authorities of a routine, not-for-cause tax audit covering 2022 through 2025. The audit encompasses a review of the Company's compliance with applicable French tax laws and transfer pricing requirements, including application of the Organization for Economic Co-operation and Development (“OECD”) arm's length principle. The audit remains ongoing, and the Company continues to fully cooperate.
Note 3    Cash and Cash Equivalents
The following tables summarize the Cash and Cash Equivalents as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Cash	23.9	127.1
Cash Equivalents	151.0	67.1
Total Cash and Cash Equivalents	174.9	194.2

Cash and cash equivalents totaled $174.9 million and $194.2 million as of June 30, 2026 and December 31, 2025, respectively. The Company received the receipt of $94.7 million of gross proceeds in January 2026 resulting from the full exercise of the ABSA Warrants and BS Warrants issued in connection with the March 2025 PIPE Financing, used to fund operating activities during the period.
As of June 30, 2026 cash equivalents totaled $151.0 million, compared to $67.1 million as of December 31, 2025. Cash equivalents consist primarily of short-term interest-bearing deposits with original maturities of three months or less when purchased. Management considers these investments to be readily convertible into known amounts of cash and subject to an insignificant risk of changes in value. Accordingly, they are classified as cash equivalents.
The Company actively manages its liquidity by investing excess cash balances in highly liquid, low-risk instruments while maintaining sufficient flexibility to fund operating activities, clinical development programs, manufacturing and supply-chain readiness activities, and potential commercial launch preparations.

Note 4    Property, Plant & Equipment
Property and equipment, net consisted of the following:

	01/01/2026	Currency translation effect	Increase	Decrease	Reclassification	06/30/2026
Laboratory equipment	27.6	(0.8)	0.3	—	—	27.1
Fixture and installations	1.5	—	—	—	—	1.4
Computer equipment	2.0	(0.1)	0.1	—	0.1	2.1
Other property, plant and equipment	0.9	—	—	—	—	0.9
Property, plant, and equipment in progress	1.2	—	0.4	—	(0.1)	1.5
Total, gross	33.2	(1.0)	0.8	—	—	33.0
Accumulated depreciation of laboratory equipment	(19.6)	0.6	(1.1)	—	—	(20.1)
Accumulated depreciation of fixtures and installations	(0.3)	—	(0.1)	—	—	(0.4)
Accumulated depreciation of computer equipment	(1.6)	—	(0.1)	—	—	(1.7)
Accumulated depreciation of other property, plant and equipment	(1.3)	—	—	—	—	(1.3)
Less accumulated amortization and depreciation	(22.9)	0.7	(1.2)	—	—	(23.4)
Total, net	10.4	(0.3)	(0.4)	—	—	9.7
The depreciation and amortization expense for June 30, 2026 was $1.2 million.
Note 5    Other Current & Non Current Assets
The following tables summarize the Other Current & Non Current Assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Prepaid Right of Use Asset	3.9	3.9
Deposits, pledged securities and other non-current financial assets	1.2	1.3
Liquidity contract	0.6	0.6
Total Other non-current assets	5.8	5.8

Research tax credit	7.2	5.9
VAT Assets	7.5	8.7
Prepaid and deferred expenses	9.6	2.6
Other receivables	2.6	1.6
Total Other Current Assets	27.0	18.8
Prepaid Right of Use Asset
The $3.9 million presents of the prepaid rent of the dedicated PSM production line located at Fareva La Vallée’s facilities. The right‑of‑use asset will be recognized when the production line is made available for use following completion of cGMP qualification.
Research tax credit

Amount in millions of US dollars
Opening research tax credit receivable as of January 1, 2025	4.0
‘+ Other operating income	5.6
- Payment received	(4.3)
- Adjustment and currency translation effect	0.6
Closing research tax credit receivable as of December 31, 2025	5.9
Of which - Non-current portion	—
Of which - Current portion	5.9

Amount in millions of US dollars
Opening research tax credit receivable as of January 1, 2026	5.9
+ Other operating income	1.6
- Adjustment and currency translation effect	(0.2)
Closing research tax credit receivable as of June 30, 2026	7.2
Of which - Non-current portion	—
Of which - Current portion	7.2
In the fiscal year ended December 31, 2021, the Company recovered its Small & Medium Enterprise “SME” status under EU law, and became therefore eligible again for the immediate reimbursement of the Research Tax Credit.
VAT Assets
Value-added tax (“VAT”) receivables primarily consisted of recoverable value-added taxes incurred on purchases and operating expenditures. The balance decreased during the period, reflecting the receipt of VAT refunds from tax authorities related to previously submitted claims, partially offset by VAT generated from the Company’s ongoing operating, clinical development and commercial readiness activities.
Prepaid and deferred expenses & Other receivables
Prepaid expenses primarily consisted of a $4.7 million regulatory filing fee paid in connection with the planned BLA submission for VIASKIN Peanut for children aged 4 to 7, and deferred pending submission of the related application, $2.0 million related to directors' and officers' liability insurance coverage for the 2026–2027 policy period and $1.2 million of receivables arising from credit notes issued by contract research organizations ("CROs").
Note 6    Lease contracts
Right of use Assets

	Real Estate		Other assets		Total
As of January 1, 2026	4.5	—	0.1	—	4.6
New right of use assets	1.9		—		1.9
Disposals	—		—		—
Depreciation and amortization	(0.5)		—		(0.5)
Foreign exchange and other movements	(0.1)		—		(0.1)
As of June 30, 2026	5.8		0.1		5.9
Operating leases' liabilities
Future minimum lease payments under the Company’s operating leases’ right of use as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026			December 31, 2025
	Real Estate	Other assets	Total	Real Estate	Other assets	Total
Current portion	1.1	—	1.2	1.3	0.1	1.4
Year 2	1.8	—	1.8	1.0	—	1.0
Year 3	1.8	—	1.8	1.0	—	1.0
Thereafter	4.1	—	4.1	4.2	—	4.2
Total minimum lease payments	8.8	0.1	8.9	7.5	0.1	7.6
Less: Effects of discounting	(1.2)	—	(1.2)	(1.1)	—	(1.1)
Present value of lease liabilities	7.6	0.1	7.7	6.4	0.1	6.5
Less: current portion	(0.8)	—	(0.8)	(1.0)	(0.1)	(1.1)
Long-term lease liabilities	6.9	—	6.9	5.4	—	5.4
Weighted average remaining lease term (years)	4.99	0.01		6.95	0.19
Weighted average discount rate	3.77%	0.03%		5.02%	0.07%
During the six months ended June 30, 2026, the Company commenced a new operating lease for office facilities in Warren, New Jersey with an initial lease term of approximately 45 months. Upon commencement, the Company recognized $1.9 million of operating lease liabilities and corresponding right-of-use assets. The lease provides for approximately $0.6 million of landlord incentives, including tenant improvement allowances and rent credits, which reduced the initial carrying amount of the right-of-use asset.
The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	June 30,
	2026	2025
Operating lease expense / (income)	0.6	0.3

Note 7    Trade Payables and Other Current Liabilities
Trade Payables

	June 30, 2026	December 31, 2025

Accounts payable	11.8	11.3
Accrued expenses and other current liabilities	27.6	29.6
Total Trade Payables	39.4	40.9
Trade payables decreased from $40.9 million as of December 31, 2025 to $39.4 million as of June 30, 2026. The decrease primarily reflects the settlement of transaction costs accrued at year-end 2025. This reduction was partially offset by higher operating activity during the period, including expenditures related to the COMFORT Toddlers program, BLA readiness initiatives and commercial launch preparedness activities.
Other Current Liabilities
The following table summarizes the other liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Social debt	12.4	13.7
Tax liabilities	0.6	0.6
Other debts	0.9	1.5
Total Other Current Liabilities	13.8	15.8
Other current liabilities decreased from $15.8 million as of December 31, 2025 to $13.8 million as of June 30, 2026. The decrease was primarily driven by the payment during the first half of 2026 of annual bonuses and other employee-related accruals recorded at year-end 2025. This decrease was partially offset by the accrual of current-year compensation and benefit expenses associated with continued headcount growth, to support BLA readiness activities and commercialization preparations.
Note 8    Shareholders’ equity
The share capital as of June 30, 2026 is set at the sum of €29,606,149.70 ($33,961,702.00 converted at historical rates). It is divided into 296,061,497 fully authorized, subscribed and paid-up ordinary shares with a par value of €0.10.
At the Annual General Meeting held on June 3, 2026 (the “General Meeting”), shareholders approved the allocation of the Company's accumulated deficit of $220,838,268 (€190,148,327) against additional paid-in capital (share premium).
The table below presents the changes in the share capital of the Company as of June 30, 2026 compared to December 31, 2025 at historical rate:

Amounts in millions of U.S. Dollars except share and per share data		Share capital in USD	Additional paid-in capital	Number of shares
Date	Nature of the transactions
Total Equity Balance as of December 31, 2025		26,911,786	541.3	235,670,864
02/01/2026	Capital increase by ordinary shares	1,081,489	6.9	9,226,931
02/01/2026	Capital increase by ordinary shares	361,147	(0.3)	3,081,200
06/01/2026	Capital increase by ordinary shares	1,042,823	6.6	8,907,689
06/01/2026	Capital increase by ordinary shares	1,080,197	6.9	9,226,931
09/01/2026	Capital increase by employee warrants	192	—	1,650
14/01/2026	Capital increase by ordinary shares	628,234	(0.6)	5,392,100
16/01/2026	Capital increase by employee warrants	3,427	—	29,500
22/01/2026	Capital increase by ordinary shares	337,888	(0.3)	2,886,452
22/01/2026	Capital increase by ordinary shares	48,411	—	413,553
29/01/2026	Capital increase by employee warrants	1,749	—	15,212
13/02/2026	Capital increase by ordinary shares	415,170	(0.4)	3,500,000
11/03/2026	Capital increase by ordinary shares	2,046,974	(1.8)	17,690,365
12/5/2026	Capital increase by ordinary shares	47	—	400
16/05/2026	Capital increase by ordinary shares	2,035	—	17,500
22/05/2026	Capital increase by employee Stock Option	133	—	1,150
11/06/2026	Retained earnings charged on share premium		(220.8)
	Share-based payments		6.0
	Net Issuance of warrants		65.1
Total Equity Balance as of June 30, 2026		33,961,702	408.3	296,061,497

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
This exposure has been increased by the continued depreciation of the U.S. dollar observed over the past year.
In this context, since 2025, the Company has hedged the current account of its US subsidiary through the use of financial instruments (foreign exchange swaps entered into with banking counterparties), which are linked to the subsidiary’s current account as of June 30, 2026.
The Company’s policy is not to enter into derivative transactions for speculative purposes.

(In Million of dollars)		As of June 30, 2026				As of December 31, 2025
		Notional amount	Fair value		Due date	Notional amount	Fair value		Due date
			Asset	Liabilities	<1 year		Asset	Liabilities	<1 year
Foreign exchange SWAP* Forward sale at maturity	Non-qualified derivative	5.3		—	5.3	1.8		—	1.8
*Forward sale at maturity
The Company's foreign currency swap arrangements do not qualify for hedge accounting. Accordingly, gains and losses arising from changes in fair value are recognized immediately within “Foreign exchange gains/(losses) (excluding operating activities)” in financial income (expense). The Company recorded a loss of $32.2 thousand for the six months ended June 30, 2026, compared with a loss of $5 thousand for the year ended December 31, 2025.
Note 10    Share-Based Payments
The Board of Directors was authorized at the General Meeting to grant restricted stock units (“RSU”), stock options plan (“SO”), and non-employee warrants (Bons de Souscription d’Actions or “BSA”).
There were no changes during the period in the valuation methodologies, vesting terms or accounting policies applicable to the Company’s share-based awards from those disclosed in Note 11 to the consolidated financial statements included in the Annual Report.
During the six months ended June 30, 2026, the Company granted two special performance-based stock unit awards to its Chief Executive Officer, representing an aggregate of up to 5,800,000 RSUs. The awards were granted in two tranches, consisting of 1,740,000 RSUs granted on May 5, 2026 and 4,060,000 RSUs granted on June 5, 2026. The RSUs are subject to a continued presence condition through July 1, 2028 and to performance conditions based on specified VIASKIN® Peanut regulatory milestones. The May 5, 2026 grant is linked to FDA acceptance for review of the applicable VIASKIN® Peanut BLA, with 870,000 RSUs allocated to children aged 4 to 7 years old and 870,000 RSUs allocated to the toddlers aged 1 to 3 years old, or 1,740,000 RSUs if a single BLA covering both age groups is accepted for review.
The June 5, 2026 grant is linked to FDA approval of VIASKIN® Peanut, with 2,900,000 RSUs allocated to the first FDA approval and 1,160,000 RSUs allocated to a second FDA approval, or 4,060,000 RSUs if a single BLA covering both age groups is approved. Vested shares are delivered in four installments through July 1, 2028. The Company recognizes compensation expense for these awards based on the grant-date fair value and its assessment of the probability of achieving the applicable performance conditions.
Changes in outstanding BSAs, stock options and RSUs during the period were as follows:

	Number of outstanding
	BSA	SO	RSUs
Balance as of December 31, 2025	107,008	14,104,578	3,608,347
Granted during the period	—	1,024,200	6,433,200
Forfeited during the period	(20,000)	(550)	(71,975)
Exercised/released during the period	—	(1,150)	(50,512)
Expired during the period	—	(59,500)
Balance as of June 30, 2026	87,008	15,067,578	9,919,060

During the six months ended June 30, 2026, the Company granted 1.0 million SOs and 6.4 million RSUs. The increase in outstanding awards primarily reflects grants made during the period including CEO special grants, partially offset by routine forfeitures, exercises, releases and expirations.
Share-based payments expense reflected in the condensed consolidated statements of operations is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Research & development	SO	(0.7)	(0.4)	(1.4)	(0.7)
	RSU	(0.5)	(0.2)	(1.0)	(0.4)
Sales & marketing	SO	(0.2)	—	(0.3)	—
	RSU	(0.1)	—	(0.1)	—
General & administrative	SO	(0.9)	(0.6)	(1.8)	(1.6)
	RSU	(1.2)	(0.1)	(1.3)	(0.2)
		(3.7)	(1.2)	(6.0)	(2.9)
Note 11    Contingencies & Employee Benefits
The following tables summarize contingencies as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Current contingencies & Employee Benefits	0.4	0.2
Non-current contingencies & Employee Benefits	1.6	1.5
Total contingencies & Employee Benefits	2.0	1.7
The changes in contingencies are as follows:

	Pension retirement obligations	Other contingencies	Total
At January 1, 2026	1.5	0.2	1.7
Increases in liabilities	0.1	0.2	0.2
Reversals of unused liabilities	—	—	—
Actuarial gains and losses on defined-benefit plans	—	—	—
Currency translation effect	—	—	—
At June 30, 2026	1.6	0.4	2.0
Of which current	—	0.4	0.4
Of which non-current	1.6	—	1.6
The Company does not hold any plan assets related to long-term employee benefit for any of the periods presented. There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 12 to the consolidated financial statements included in the Annual Report.
Note 12    Operating income
The following table summarizes the operating income during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research tax credit	0.7	1.5	1.6	2.2
Total	0.7	1.5	1.6	2.2
During the six months ended June 30, 2026, the Company accrued $1.6 million of research tax credit. The tax credit income accrual reflects the expected level on a full year basis of eligible experimental activities, as the Company’s focus continues to shift from clinical development toward commercial readiness activities.

Note 13    Allocation of Personnel Expenses
The Company had an average of 170 employees during the six months ended June 30, 2026, compared to an average of 109 employees during the six months ended June 30, 2025.
The following table summarizes the allocation of personnel expenses by function during the six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and Development expenses	9.4	5.7	17.9	10.3
Sales & Marketing expenses	2.2	0.2	3.2	0.4
General & Administrative expenses	6.4	3.9	11.0	6.9
Total personnel expenses	18.0	9.8	32.0	17.6
The following table summarizes the allocation of personnel expenses by nature during the six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Wages and salaries	10.8	6.7	19.8	11.4
Social security contributions	3.5	1.8	6.2	3.2
Expenses for pension commitments	0.1	—	0.1	0.1
Share-based payments	3.7	1.2	6.0	2.9
Total	18.0	9.8	32.0	17.6

Personnel expenses for the period ended June 30, 2026, increased by $14.4 million compared to the six months ended June 30, 2025 and by $8.2 million compared to the three months ended June 30, 2025. This increase reflects the Company's transition from a clinical-stage organization operating under regulatory uncertainty in early 2025 to a substantially expanded organization focused on BLA execution and commercial launch preparedness following the FDA alignment reached in March 2025 and the completion of the March 2025 PIPE Financing.
As a result, the Company accelerated investments across development, quality, regulatory and commercial functions. The increase in personnel expenses primarily reflects workforce expansion, particularly in the United States, to support COMFORT Toddlers, BLA readiness activities and preparations for the potential commercial launch of the VIASKIN® Peanut patch, if approved.
Note 14    Commitments
In the ordinary course of business, the Company enters into agreements with CROs, contract manufacturing organizations ("CMOs") and strategic manufacturing partners. Certain arrangements include non-cancellable purchase commitments and minimum purchase obligations extending beyond the current reporting period. These commitments are generally not recognized in the consolidated balance sheet until the related goods or services are received, unless recognition of a liability is required under applicable U.S. GAAP, including when a loss contingency is probable and reasonably estimable.
The following table presents our material expenses commitments for future periods:

	2026	2027	2028	Thereafter	Total
	(Amounts in USD million)
Clinical development commitments (CRO agreements)	22.3	28.0	20.8	13.1	84.1
Manufacturing and supply commitments (CMO agreements)	18.8	18.5	21.3		58.6
Total contractual commitments	41.1	46.5	42.1	13.1	142.7
Manufacturing and supply commitments include obligations under the Company's strategic manufacturing arrangements with Sanofi and Fareva. These commitments include the letter of intent entered into with Fareva Amboise in support of future commercial manufacturing capacity for VIASKIN Peanut, as well as the PDS Services Agreement and Binding Commercial Term Sheet entered into with Fareva La Vallée relating to the establishment of dedicated Peanut Drug Substance ("PDS") manufacturing capabilities and associated transfer services.
Letter of Credit and Collateral
A Certificate of Deposit, for an initial amount of $0.3 million was signed in order to guarantee an American Express credit cards program in the United States.

Note 15    Relationships with Related Parties
During the six months ended June 30, 2026, the Company identified two significant related-party transactions.
•The first transaction relates to the $5.0 million capital contribution made by DBV Technologies S.A. to its wholly-owned subsidiary, DBV Technologies Inc. The contribution was made to support the subsidiary's operating activities and was accounted for as an equity contribution between entities under common control. As a result, the transaction had no impact on the Company's consolidated financial statements.
•The second transaction relates to special performance-based restricted stock unit awards granted to the Company's Chief Executive Officer. The award is subject to both continued service and specified performance conditions tied to regulatory milestones associated with VIASKIN® Peanut. The award was approved by the Board of Directors upon recommendation of the Compensation Committee and is accounted for as a share-based payment arrangement. Additional information regarding the award is included in Note 10 - Share-Based Payments.
Other than the transactions described above, there were no material changes in the nature of the related-party transactions disclosed in Note 17 to the consolidated financial statements included in the Annual Report.
The compensation amounts presented below, which were awarded to the Directors and Officers of the Company totaled $7.1 million.

	Six Months Ended June 30,
	2026	2025
Short-term benefits	3.4	2.9
Post-employment benefits	0.1	—
Share-based payments	3.6	1.7
Total	7.1	4.6
The methods for the valuation of the benefit related to share-based payments are presented in Note 10 Share-Based Payments.
Amounts payable to related parties as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Compensation	1.5	3.0
Pension obligations	0.1	0.1
Total	1.6	3.1
The parent company, DBV Technologies S.A., entered into a cash‑pooling agreement with its subsidiaries (DBV Technologies Inc., DBV Technologies Australia Pty Ltd and DBV Pharma SAS), the balance of which amounts to the following:

	June 30, 2026	December 31, 2025
Loans & Advances	5.3	1.8
Total	5.3	1.8
Note 16    Loss Per Share
The basic loss per share is calculated by dividing net loss attributable to the Company’s shareholders by the weighted‑average number of ordinary shares outstanding during the period. Following the March 2025 PIPE Financing, this weighted‑average share count includes the shares underlying the pre‑funded warrants, as the remaining cash exercise price for those warrants is considered immaterial.
The computations for basic and diluted loss per share were as follows (in millions of U.S. Dollars except share and per share data):

	Six Months Ended June 30,
	2026	2025
Net loss	(98.0)	(69.0)
Weighted average number of ordinary shares	424,587,737	118,545,638
Net loss per share attributable to ordinary shareholders, basic and diluted ($/share)	(0.23)	(0.58)
This summary also gives an overview of all exercisable instruments generated by the company either through financing or incentive programs for employees as described in Note 9.

	June 30, 2026		December 31, 2025
	Warrants	Shares *	Warrants	Shares *
Non-employee warrants	87,008	87,008	107,008	107,008
Stock-options	15,067,578	15,067,578	14,104,578	14,104,578
Restricted stock units	9,919,060	9,919,060	3,608,347	3,608,347
Prefunded warrants	100,962,751	142,647,271	137,991,871	202,972,492
PFW 2022	13,116,331	13,116,331	13,116,331	13,116,331
BSA from ABSA (March 2025 PIPE Financing)	—	—	15,635,172	27,361,551
PFW1 from PFW-BS-PFW (March 2025 PIPE Financing)	32,267,060	32,267,060	38,234,712	38,234,712
BS from PFW-BS-PFW (March 2025 PIPE Financing)	—	—	35,348,260	61,859,455
PFW2 (March 2025 PIPE Financing)	55,579,360	97,263,880	35,657,396	62,400,443
Total Shares		167,720,917		220,792,425
* The equivalent in shares

Note 17    Reportable segment disclosure

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Clinical studies	9.9	16.3	21.3	23.1
BLA & Regulatory	5.6	2.3	11.9	3.7
Medical Affairs & Other Medical	5.1	2.0	10.0	4.0
Research & Innovation	0.8	0.3	1.1	1.1
Manufacturing & Supply and Quality	9.9	12.8	20.4	23.4
Sales & Marketing	5.5	0.4	10.4	0.7
General & Administrative	14.6	8.5	25.1	14.1
Total expenses	51.3	42.6	100.1	70.0

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
Note 18    Events after the Close of the Period
Services Agreement with Fareva La Vallée - Peanut Drug Substance

On July 8, 2026, the Company entered into a PDS Services Agreement and Binding Commercial Term Sheet with FLV relating to the construction development, installation and qualification of a dedicated Peanut Drug Substance (“ PDS”) manufacturing line, as well as related transfer services for technical and validation batches.

The PDS facility services are expected to be completed no later than September 30, 2027, and the transfer services no later than September 1, 2028. The Company’s commitments under the agreement include PDS facility services fees capped at $4.0 million, excluding certain capital expenditures directly supported by the Company, and transfer services fees capped at $3.0 million. The Company will also directly order and pay for certain equipment required for the dedicated PDS line, which will be owned by the Company. The agreement also includes binding commercial terms expected to be incorporated into a future definitive manufacturing and supply agreement.
The Company concluded that this agreement represents a non-recognized subsequent event as of June 30, 2026.

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
Our most advanced product candidate is Viaskin Peanut patch, which has been evaluated as a potential therapy for children with peanut allergy in twelve completed clinical trials, including five Phase 2 trials and five completed Phase 3 trials. The Company is planning for a BLA submission in the third quarter of 2026 for Viaskin Peanut patch as a potential treatment for children 4 through 7 years old. The Company also has an ongoing Phase 3 supplementary safety study of Viaskin Peanut patch in peanut-allergic toddlers ages one through three. Conditional on successful completion of this safety study, the Company is planning for a BLA submission in the second half of 2026 for children ages one to three.
The Company has earlier-stage food allergy programs including Viaskin Milk and other autoimmune inflammatory diseases.
Recent developments
During the second quarter of 2026, the Company continued to advance the key elements supporting the potential commercialization of VIASKIN® Peanut, including regulatory readiness, clinical development, manufacturing and supply-chain preparedness, commercial launch planning and institutional investor engagement.
Regulatory Development
BLA Submission Update for VIASKIN® Peanut Patch for children aged 4 through7 years
On June 29, 2026, the Company announced that it has had ongoing detailed iterative engagement with FDA with the goal of ensuring a complete, efficient, and timely review of the Company’s BLA for children aged 4 through 7 years, and, through this process and based on FDA review, DBV received valuable, actionable input from the FDA, specific to the organization, mapping, and formatting of existing data sets for the CMC and biostatistical elements of the BLA. The Company announced further that it will take the required time to incorporate the FDA’s feedback and anticipates the BLA filing to occur in the third quarter of 2026. The FDA did not request any additional data.
Clinical Development Update
Initiation of Phase 2 THRIVE Study
On June 2, 2026, the Company announced that the first participant had been screened in the Phase 2 THRIVE study evaluating the efficacy and safety of the VIASKIN® Peanut patch in infants aged 6 through 12 months with peanut allergy. THRIVE is a single-arm, open-label study designed to assess the ability of participants to achieve ad lib consumption of dietary peanut following treatment with the VIASKIN® Peanut patch for 36 months. The Company believes the THRIVE study may provide additional information regarding the potential use of the VIASKIN® Peanut patch in younger patient populations.
Financing
March 2025 PIPE Financing
The Company has received the supplemental gross proceeds of $94 million (€81 million) resulting in the full exercise of the ABSA Warrants and BS Warrants issued on its March 2025 PIPE Financing.

Manufacturing and supply-chain readiness
Letter of intent signed with Fareva Amboise
On June 25, 2026, the Company entered into a letter of intent with Fareva in connection with the planned commercial-scale manufacturing of the VIASKIN® Peanut patch. Under the letter of intent, Fareva will undertake manufacturing readiness activities, infrastructure and equipment upgrades and workforce expansion intended to support commercial production of VIASKIN® Peanut patch. The parties are currently negotiating a definitive commercial manufacturing and supply agreement. The planned investment for commercial manufacturing is estimated at $7.5 million, of which up to $5.2 million is expected to be supported by the Company through a combination of an FDA approval-contingent upfront payment and manufacturing-related pricing arrangements. The Company expects these activities to support preparedness for future commercialization of VIASKIN® Peanut patch, if approved.
Letter of intent signed with ICS
On June 5, 2026, the Company entered into a letter of intent with ICS in connection with future commercialization support and distribution services for the VIASKIN® Peanut patch, if approved, in the United States. Under the letter of intent, the parties agreed to undertake certain preliminary launch readiness and implementation planning activities while continuing negotiations toward a definitive commercial outsourcing services agreement. The contemplated activities include operational planning, systems readiness, distribution infrastructure preparation and other commercialization support services intended to facilitate a potential future product launch, if approved.
Manufacturing Supply Agreement (Peanut Source Material) with Fareva La Vallée
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
Business Trends and Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in millions of U.S. dollars, for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025	$ change	% of change
Operating income	0.7	1.5	(0.7)	(51)%
Operating expenses
Research and development expenses	(31.2)	(33.7)	2.5	(7)%
Sales and marketing expenses	(5.5)	(0.4)	(5.1)	1225%
General and administrative expenses	(14.6)	(8.5)	(6.1)	72%
Total Operating expenses	(51.3)	(42.6)	(8.7)	21%
Financial income (expense)	0.4	(0.6)	1.0	(162)%
Income tax	(0.2)	(0.1)	(0.1)	89%
Net loss	(50.4)	(41.9)	(8.5)	20%

Operating Income
The following table summarizes our operating income during the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ change	% of change
Other income	0.7	1.5	(0.7)	(51)%
Research tax credit	0.7	1.5	(0.7)	(51)%
Total operating income	0.7	1.5	(0.7)	(51)%
The Company did not generate Revenue from operating activities.
Research tax credit decreased by $0.7 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The accrual is consistent with the prior quarter and reflects the lower level of eligible research activities, as the Company’s focus continues to shift from clinical development toward commercial readiness activities.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended June 30, 2026 and 2025:

Research and Development expenses	Three Months Ended June 30,
	2026	2025	$ change	% of change
External clinical-related expenses	16.9	20.2	(3.2)	(16)%
Employee-related costs	8.1	5.2	3.0	58%
Share-based payment expenses	1.3	0.5	0.7	136%
Depreciation, amortization and other costs	2.2	1.9	0.4	20%
Pre-Commercial Inventory	2.6	6.0	(3.4)	(56)%
Total Research and Development expenses	31.2	33.7	(2.5)	(7)%
External clinical-related expenses decreased by $(3.2) million for the three months ended ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily driven by the completion of the EPOPEX study, while expenditures associated with the VITESSE and COMFORT Toddlers programs remained globally consistent.
Employee-related costs increased by $3.0 million for the three months ended ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was mainly driven by hirings to support development, medical affairs, regulatory and quality capabilities.
Pre-commercial inventory continues to increase during the period by $2.6 million as June 30, 2026 as the Company progresses with its commercialization readiness activities. The Company expenses Pre-commercial inventory until BLA approval.
Sales and Marketing Expenses
The following table summarizes our sales and marketing expenses incurred during the three months ended ended June 30, 2026 and 2025:

Sales & Marketing expenses	Three Months Ended June 30,
	2026	2025	$ change	% of change
External professional services	3.3	0.2	3.1	2046%
Employee-related costs	1.9	0.2	1.7	981%
Share-based payment expenses	0.3	—	0.3	1443%
Depreciation, amortization and other costs	0.1	0.1	—	(17)%
Total Sales & Marketing expenses	5.5	0.4	5.1	1225%
Sales and marketing expenses have increased by $5.1 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily reflecting the continued execution of the Company’s commercial launch readiness strategy in the United States. The increase was driven by higher personnel and external costs associated with the expansion of commercial, market access and launch-support capabilities in preparation for a potential launch of VIASKIN® Peanut, if approved.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2026 and 2025:

General & Administrative expenses	Three Months Ended June 30,
	2026	2025	$ change	% of change
External professional services	4.7	2.6	2.2	85%
Employee-related costs	4.3	3.2	1.1	34%
Share-based payment expenses	2.1	0.7	1.4	205%
Depreciation, amortization and other costs	3.4	2.0	1.4	72%
Total General & Administrative expenses	14.6	8.5	6.1	72%
General and Administrative expenses increased by $6.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily reflecting continued scaling of the Company’s corporate infrastructure to support BLA readiness and commercial launch preparedness.
Financial Income (Expense)
Our financial income was $0.4 million for the three months ended June 30, 2026, compared to a financial expense of $0.6 million for the three months ended June 30, 2025, primarily reflecting higher interest income generated from the investment of available cash following the Company’s 2025 financing transactions, in accordance with its treasury policy. The increase was partially offset by foreign exchange unfavorable effects.
Income Tax
Our income tax expense was $0.2 million for the three months ended June 30, 2026 and was $0.1 million for the three months ended June 30, 2025.
Net Loss
Net loss was $50.4 million for the three months ended June 30, 2026, compared to $41.9 million for the three months ended June 30, 2025. Net loss per share (based on the weighted average number of shares outstanding over the period) was $(0.12) and $(0.31) for the three months ended June 30, 2026 and 2025, respectively. This improvement reflects a significantly strengthened equity base following recent financings.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in millions of U.S. dollars, for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025	$ change	% of change
Operating income	1.6	2.2	(0.6)	(27)%

Operating expenses
Research and development expenses	(64.6)	(55.2)	(9.4)	17%
Sales and marketing expenses	(10.4)	(0.7)	(9.7)	1426%
General and administrative expenses	(25.1)	(14.1)	(11.0)	78%
Total Operating expenses	(100.1)	(69.9)	(30.1)	43%
Financial income (expense)	0.9	(1.1)	2.0	(184)%
Income tax	(0.4)	(0.1)	(0.3)	278%
Net loss	(98.0)	(69.0)	(29.0)	42%
Operating Income
The following table summarizes our operating income during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ change	% of change
Research tax credit	1.6	2.2	(0.6)	(28)%
Total Other operating income	1.6	2.2	(0.6)	(28)%
The Company did not generate Revenue from operating activities.
This caption consists of Research Tax Credit (crédit d’impôt recherche, or CIR) that is granted to companies by the French tax authorities in order to encourage them to conduct technical and scientific researches. The Company accrued $1.6 million as of June 30, 2026. This level in tax credit income accrual reflects on a full year basis the expected lower level of eligible experimental activities, as the Company’s focus continues to shift from clinical development toward commercial readiness activities.

Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ change	% of change
External clinical-related expenses	36.6	30.3	6.3	21%
Employee-related costs	15.5	9.2	6.3	68%
Share-based payment expenses	2.4	1.1	1.2	110%
Depreciation, amortization and other costs	4.4	4.3	0.1	3%
Pre-Commercial Inventory	5.6	10.3	(4.6)	(45)%
Total Research and Development expenses	64.6	55.2	9.4	17%
External clinical-related expenses increased by $6.3 million for the six months ended June 30, 2026 compared to the six months ended. The increase primarily reflects higher clinical trial activity during the first half of 2026, including COMFORT Toddlers study, and to the acceleration of BLA readiness activities to prepare BLA submission. These higher costs were partially offset by lower external clinical-related expenses in the second quarter 2026, primarily due to the completion of EPOPEX study.
Employee-related costs and share based payment expenses respectively increased by $6.3 million and $1.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 primarily due to reinforcement of Medical Affairs, Quality and Regulatory functions in the United States to support a potential U.S. launch, if approved, and to ensure organizational readiness as the Company approaches commercialization.
The Company continued its precommercial inventory build up for $5.6 million in anticipation of potential FDA approval. The Company expenses Pre-commercial inventory until BLA approval.
Sales and Marketing Expenses
The following table summarizes our sales and marketing expenses incurred during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ change	% of change
External professional services	6.9	0.3	6.7	2584%
Employee-related costs	2.8	0.3	2.5	790%
Share-based payment expenses	0.4	—	0.4	1017%
Depreciation, amortization and other costs	0.3	0.1	0.2	261%
Total Sales & Marketing expenses	10.4	0.7	9.7	1427%
Sales and marketing expenses increased by $9.7 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The prior-year period represented an earlier stage of the Company’s commercialization strategy, before FDA alignment on the planned BLA submission pathway and completion of the March 2025 PIPE Financing. Following these milestones, the Company accelerated investments in commercial infrastructure, market access and launch-support functions in the United States to support BLA readiness and preparation for a potential commercialization of VIASKIN® Peanut, if approved.
General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2026 and 2025:

General & Administrative expenses	Six Months Ended June 30,
	2026	2025	$ change	% of change
External professional services	6.9	3.6	3.3	91%
Employee-related costs	7.8	5.1	2.7	52%
Share-based payment expenses	3.2	1.8	1.4	78%
Depreciation, amortization and other costs	7.3	3.6	3.7	103%
Total General & Administrative expenses	25.1	14.1	11.0	78%
General and Administrative expenses increased by $11.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
The increase reflects the Company’s broader organizational transition following the March 2025 FDA alignment and March 2025 PIPE Financing, which enabled the Company to expand corporate capabilities required to support late-stage regulatory execution, commercial readiness and public-company infrastructure. Other operating expenses also increased mainly driven by the extension of the New Jersey office lease, D&O insurance as well as patents and licenses expenses.

Financial Income (Expense)
Our financial income was $0.9 million for the six months ended June 30, 2026, compared to a financial expense of $1.1 million for the six months ended June 30, 2025 an increase reflecting interest yield earned on excess cash balances following the March 2025 PIPE Financing. The improvement also reflects the implementation of a foreign exchange risk management strategy intended to reduce exposure to U.S. dollar volatility.
Income Tax
Our income tax expense was $0.4 million for the six months ended June 30, 2026 compared to $0.1 million for the six months ended June 30, 2025.
Net Loss
Net loss was $98.0 million for the six months ended June 30, 2026, compared to $69.0 million for the six months ended June 30, 2025. Net loss per share (based on the weighted average number of shares outstanding over the period) decreased from $(0.58) to $(0.23) for the six months ended June 30, 2025 and June 30, 2026, respectively. This improvement reflects a significantly strengthened equity base following recent financings.
Liquidity and Capital Resources
Our financing strategy is to maintain financial flexibility to meet working capital requirements including commercial inventory build and manufacturing capacity expansion to support demand of VIASKIN Peanut patches in the United States and Europe, if approved.
Financial Condition
On June 30, 2026, the Company held $174.9 million in cash and cash equivalents compared to $194.2 million of cash and cash equivalents held on December 31, 2025. Net cash used for operating activities was $101.7 million and $53.6 million for the periods ended June 30, 2026 and June 30, 2025, respectively. The Company’s net cash flows provided by financing activities totaled $89.0 million for the periods ended June 30, 2026 and $117.0 million in June 30, 2025, following the March 2025 PIPE Financing.
In addition, the Company's results of operations and financial position are subject to the effects of foreign currency fluctuations, principally between the U.S. dollar and the Euro. The Company's functional currency is the Euro, and a significant portion of its operating expenses, including personnel costs and facility-related expenditures, are denominated in euros. During the six months ended June 30, 2026, the euro depreciated against the U.S. dollar, resulting in a $(5.3) million unfavorable foreign currency translation adjustment recognized in other comprehensive loss and a $(5.6) million unfavorable effect of exchange rate changes on cash and cash equivalents. As the Company continues to expand its U.S.-based operations in preparation for a potential commercial launch, an increasing proportion of its expenditures are denominated in U.S. dollars; however, the Company's euro-denominated cost base remains substantial. Continued appreciation of the euro against the U.S. dollar would increase the U.S. dollar equivalent of the Company's euro-denominated operating expenses and could accelerate the utilization of the Company's cash resources. The Company utilizes foreign exchange swap instruments to manage a portion of this exposure, as described in Note 9 to the condensed consolidated financial statements; however, there can be no assurance that such measures will fully offset the impact of adverse currency movements on the Company's results of operations, cash flows or financial condition.
Sources of Liquidity and Material Cash Requirements
Since its inception and up to June 30, 2026, the Company has received a total of approximately $1.7 billion in equity financing, almost all of which relates to cash proceeds from capital increases. The Company obtained the following gross proceeds from various financings through the issuance of securities as detailed :

In Million dollars	Equity capital
Before 2023	1,309.7
2023	7.8
2024	—
2025	291.5
2026	94.7
Total	1,703.7

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
In addition, in September 2025, the Company entered into an at-the-market sales agreement (the "Sales Agreement") with Citizens JMP Securities, LLC ("Citizens"), under which the Company could offer and sell, from time to time, at its sole discretion, ADSs having an aggregate offering price of up to $150.0 million through Citizens. Citizens received commissions of up to 3.0% of the gross proceeds of any ADSs sold through Citizens under the Sales Agreement. The ADSs were offered and sold pursuant to the Company's shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission on April 6, 2023. During the fourth quarter of 2025, the Company received approximately $65 million in gross proceeds from the sale of 4,790,552 ADSs under the Sales Agreement, after deducting sales commissions and offering expenses. No sales were made under the Sales Agreement during the six months ended June 30, 2026. The Form S-3 under which the Sales Agreement was established expired in April

2026; accordingly, the Company is currently unable to make additional sales under the Sales Agreement until a new registration statement on Form S-3 becomes effective and a new prospectus supplement is filed.

The Company also benefits as an SME status from refunds of Research Tax credit (crédit d’impôt recherche) granted to companies by the French tax authorities in order to encourage them to conduct technical and scientific research.
Material expenses commitments
The Company expects future cash requirements to be driven primarily by the continued advancement of its clinical programs, BLA readiness activities, commercial launch preparedness, manufacturing scale-up initiatives, operating lease obligations and contractual commitments under strategic manufacturing and supply agreements, including arrangements with Sanofi and Fareva. Further information regarding these commitments is provided in Note 14 to the condensed consolidated financial statements.
The commitment amounts are based on contractual obligations that incorporate fixed or minimum service commitments, fixed, minimum, or variable pricing mechanisms, and the anticipated timing of the related contractual activities. Future events could cause actual payments to differ from these estimates. The Company continues to monitor geopolitical and macroeconomic developments and, while such conditions may affect future operating costs, supply chains and foreign exchange markets, management does not believe they have had a material impact on the Company's condensed consolidated financial statements as of June 30, 2026.
Forward-looking
As of June 30, 2026, the Company had cash and cash equivalents of $174.9 million. Following the revised timing of the anticipated BLA submission from the second to the third quarter of 2026, management updated the Company’s forecasts to reflect the revised timing of related expenditures and activities, including cost-containment measures. Based on its current operations, plans and assumptions, management estimates that the Company has sufficient funding to support its operations for at least twelve months from the date of issuance of this Form 10‑Q, into the third quarter of 2027.

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

The timing and amount of the Company’s future cash requirements may vary materially from current expectations depending on, among other factors, the timing and scope of regulatory interactions, the pace of clinical enrollment, manufacturing-related commitments, commercial readiness activities, foreign exchange rate fluctuations and other factors. The Company may seek additional capital in the future through new or existing financing strategies to support its long-term corporate strategy.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on its evaluation as of June 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report. There have been no material changes in our risk factors from those disclosed in the Annual Report, aside from those disclosed below. While management has plans to address these issues, there is no assurance these plans will be successful, which could materially impact our business and financial condition..
Relying on third-party manufacturers may result in delays in our clinical development or commercialization efforts.

Developing and commercializing new medicines entails significant risks and expenses. Our clinical trials may be delayed if third-party manufacturers are unable to assure a sufficient quantity of the drug product to meet our study needs. Currently, we have only one manufacturer, Sanofi S.A., or Sanofi, of the API used in our Viaskin product candidates, including Viaskin Peanut patch, such as peanut protein extract and unmodified allergen milk extract. In February 2020, Sanofi announced that it planned to create a new company dedicated to the production and marketing to third parties of API. Subsequently, Sanofi consolidated its API commercial and development activities conducted in six of its European API production sites. While those API sites do not include the site in which the API used in our Viaskin product candidates is produced, there can be no assurances that this transition will not adversely impact our supply of API from Sanofi. If Sanofi does not continue to manufacture the API as required by us in a timely manner, we may not be able to find a substitute manufacturer on a timely basis and our commercialization efforts and clinical trials may be delayed. Notwithstanding contractual protections, Sanofi may be able to utilize knowledge gained through their relationship with us in furtherance of their development of competitive therapies.

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

We have been informed by FAREVA Amboise (“FAREVA”), our sole contract manufacturer for Viaskin Peanut patches, that the FDA has issued warning letters to FAREVA identifying certain current Good Manufacturing Practice (“cGMP”) deficiencies, including at the FAREVA facility at which our Viaskin Peanut patches are manufactured. We are working collaboratively with FAREVA on its remediation and mitigation efforts in response to these warning letters. If FAREVA is unable to remediate these deficiencies to the FDA's satisfaction in a timely manner, or if the FDA takes further enforcement action with respect to the FAREVA Amboise facility, our ability to manufacture Viaskin Peanut patches for our clinical trials or, if approved, for commercial supply could be materially and adversely affected. Because FAREVA is currently our sole manufacturer of Viaskin Peanut patches, we do not have an alternative manufacturing source to which we could readily transition, and any interruption or restriction on manufacturing at the FAREVA Amboise facility could significantly delay our clinical development and regulatory timelines, including timing of the filing, acceptance or approval of our anticipated BLA submission for the Viaskin Peanut patch in children ages 4 through 7 years, and could have a material adverse effect on our business, results of operations, and financial condition.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products, if approved, may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the six months ended June 30,2026, none of our directors and officers (as defined in Rule16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trade arrangement” as those terms are defined in Item 408 of Regulations S-K.
Item 6. Exhibits
Exhibit Index

Exhibit	Description	Incorporated by Reference
		Schedule/ Form	File Number	Exhibit	File Date
3.1	Amended and Restated By-laws (status) of the registrant (English translation)	Form 8-K	001-36697	3.1	June 3, 2026
10.1	2026 Stock Option Plan (English Translation)	S-8	333-296484	99.1	June 4, 2026
10.2	2026 Free Share Plan (English Translation)	S-8	333-296484	99.2	June 4, 2026
10.3	2026 Performance Share Unit Plan (English Translation)	S-8	333-295536	99.3	June 4, 2026
10.4	2026 Performance Share Unit Plan (English Translation)	S-8	333-295536	99.1	May 4, 2026
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

DBV Technologies S.A. (Registrant)
Date: July 16, 2026	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)
Date: July 16, 2026	By:	/s/ Virginie Boucinha
Virginie Boucinha
Chief Financial Officer
(Principal Financial and Accounting Officer)