Form 10-Q
period 2026-09-30
DBV Technologies S.A.
filed 2026-10-28
CIK 1613780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
with a copy to:
10 Independence Blvd. Suite 302
Warren, New Jersey 07059
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
☐ Yes ☒ No
As of October 26, 2026, the registrant had 314,388,807 ordinary shares, nominal value €0.10 per share, outstanding including treasury shares.

Unless the context otherwise requires, we use the terms “DBV”, “DBV Technologies,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q (“Quarterly Report”) to refer to DBV Technologies S.A. and, where appropriate, its consolidated subsidiaries. “Viaskin®” and our other registered and common law trade names, trademarks and service marks are the property of DBV Technologies S.A. or our subsidiaries. All other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:
•our expectations regarding the timing or likelihood of regulatory submissions, filings, and approvals, including with respect to our Biologics License Application (“BLA”) for VIASKIN Peanut patch in 4-7 year olds and 1-3 year olds to the U.S. Food and Drug Administration (“FDA”);
•our expectations with respect to an actionable regulatory pathway, including an Accelerated Approval pathway, for toddlers ages 1-3 years-old for the VIASKIN Peanut patch;
•our expectations regarding the timing and anticipated support for the BLA submission to FDA for VIASKIN Peanut patch in 1 - 3 year olds;
•our expectations regarding initiation of the confirmatory effectiveness study for VIASKIN Peanut patch in 1 - 3 year olds;
•anticipated support for the BLA review for VIASKIN Peanut patch in 4 - 7 year olds;
•our expectations with respect to the grant of Priority Review designation by FDA for BLA for VIASKIN Peanut patch in 4 - 7 year olds;
•the timing and anticipated results of interactions with regulatory agencies;
•the design, initiation, timing, progress, results and success of our pre-clinical studies and clinical trials, and our research and development programs;
•the sufficiency of existing capital resources;
•our business model and our other strategic plans for our business, product candidates and technology;
•our ability to manufacture clinical and commercial supplies of VIASKIN Peanut patch and/or our other product candidates and comply with regulatory requirements related to the manufacturing of our product candidates, if approved;
•the ability of our sole contract manufacturer for VIASKIN Peanut patches to successfully remediate Good Manufacturing Practice deficiencies in response to FDA warning letters;
•our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize VIASKIN Peanut patch and/or our other product candidates, if approved;
•the commercialization of our product candidates, if approved;
•our expectations regarding the potential market size and the size of the patient populations for VIASKIN Peanut patch and/or our other product candidates, if approved, and our ability to serve such markets;
•the pricing and reimbursement of our product candidates, if approved;
•the rate and degree of market acceptance of VIASKIN Peanut patch and/or our other product candidates, if approved, by physicians, patients, third-party payors and others in the medical community;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
DBV Technologies S.A.
Condensed Consolidated Statements of Financial Position (unaudited)
(amounts in millions, except share and per share data)

	Note	September 30, 2026	December 31, 2025
Assets
Current assets :
Cash and cash equivalents	3	165.7	194.2
Other current assets	5	23.9	18.8
Total current assets		189.6	212.9
Property, plant, and equipment, net	4	11.5	10.4
Right-of-use assets	6	5.5	4.6
Other non-current assets	5	8.8	5.8
Total non-current assets		25.8	20.8
Total Assets		215.4	233.7

Liabilities and shareholders' equity
Current liabilities:
Trade payables	7	42.0	40.9
Short-term operating leases' liabilities	6	0.8	1.1
Current contingencies & Employee Benefits	11	0.3	0.2
Other current liabilities	7	15.3	15.8
Total current liabilities		58.5	58.0
Long-term operating leases' liabilities	6	6.5	5.4
Long-term financial debt		0.2	—
Non-current contingencies & Employee Benefits	11	1.5	1.5
Total non-current liabilities		8.2	6.9
Total Liabilities		66.7	64.9
Shareholders’ equity :	8
Ordinary shares, €0.10 par value; 314,388,807 and 235,670,864 shares authorized, and issued as of 9/30/2026 and 12/31/2025, respectively,		36.1	26.9
Additional paid-in capital		459.2	541.3
Treasury stock, 185,270 and 74,680 ordinary shares as of 9/30/2026 and 12/31/2025, respectively, at cost		(1.0)	(0.8)
Accumulated deficit		(334.8)	(393.1)
Accumulated other comprehensive income		0.6	0.5
Accumulated currency translation effect		(11.5)	(5.9)
Total Shareholders’ equity		148.6	168.8
Total Liabilities and Shareholder's equity		215.4	233.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in millions, except share and per share data)

	Note	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Operating income	12	$1.6	$2.8	$3.1	$5.0

Operating expenses	13/17
Research and development expenses		(47.0)	(28.6)	(111.6)	(83.8)
Sales and marketing expenses		(5.3)	(1.2)	(15.7)	(1.9)
General and administrative expenses		(14.0)	(7.3)	(39.1)	(21.3)
Total Operating expenses		(66.3)	(37.1)	(166.4)	(107.0)
Loss from operations		(64.8)	(34.3)	(163.3)	(102.0)
Financial income (expense)		0.6	1.1	1.5	—
Loss before taxes		(64.2)	(33.2)	(161.7)	(102.0)
Income tax		(0.3)	—	(0.7)	(0.1)
Net loss		$(64.5)	$(33.2)	$(162.5)	$(102.1)
Foreign currency translation differences, net of taxes		(0.3)	(0.5)	(5.5)	7.4
Actuarial gains or losses on employee benefits, net of taxes		0.1	(0.4)	0.1	(0.4)
Comprehensive loss		$(64.6)	$(34.0)	$(167.9)	$(95.1)

Basic/diluted Net loss per share attributable to shareholders	16	$(0.14)	$(0.24)	$(0.37)	$(0.82)

Weighted average shares outstanding used in computing per share amounts:	16	451,026,667	136,811,952	433,484,635	124,723,638
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in millions)

	Notes	Nine Months Ended September 30,
		2026	2025
Net loss for the period		$(162.5)	$(102.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accrued contingencies	4/11	2.1	2.5
Expenses related to share-based payments	10	10.9	3.5
Inventory write-downs		10.2	13.9
Other		0.2	1.0
Changes in operating assets and liabilities:
Decrease (increase) in inventories and work in progress		(10.2)	(13.9)
Decrease (increase) in other current assets	5	(5.8)	(5.0)
(Decrease) increase in trade payables	7	2.6	14.3
(Decrease) increase in other current and non-current liabilities		(0.7)	(0.7)
Change in operating lease liabilities and right of use assets	6	0.1	0.5
Net cash flow used in operating activities		(153.2)	(86.0)

Cash flows used in investing activities :
Change in property, plant, and equipment	4	(3.0)	(0.2)
Change in Other non-current assets	5	(3.2)	(0.5)
Net cash flows used in investing activities		(6.2)	(0.7)

Cash flows provided by financing activities :
Treasury shares		(0.2)	0.2
Issuance from Net Capital increase and Share warrants	8	137.0	116.9
Other cash flows related to financing activities		0.2	—
Net cash flows provided by financing activities		137.1	117.1

Effect of exchange rate changes on cash and cash equivalents		(6.2)	6.9
Net (decrease) / increase in cash and cash equivalents		(28.5)	37.4
Net Cash and cash equivalents at the beginning of the period	3	194.2	32.5
Net cash and cash equivalents at the end of the period	3	165.7	$69.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

DBV Technologies S.A.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
(amounts in millions, except share and per share data)

	Ordinary shares
	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Accumulated currency translation effect	Total Shareholders’ Equity
Balance at January 1, 2025	102,847,501	11.7	315.6	(1.3)	(286.4)	0.9	(13.1)	27.4
Net (loss)	—	—	—	—	(27.1)	—	—	(27.1)
Other comprehensive income (loss)	—	—	—	—	—	0.1	0.7	0.8
Issuance of ordinary shares	11,367	—	—	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	—	—	—	—	—
Share-based payments	—	—	1.7	—	—	—	—	1.7
Allocation of accumulated net losses	—	—	—	—	—	—	—	—
Balance at March 31, 2025	102,858,868	11.7	317.3	(1.3)	(313.5)	1.0	(12.4)	2.9
Net (loss)	—	—	—	—	(41.9)	—	—	(41.9)
Other comprehensive income (loss)	—	—	—	—	—	(0.2)	7.2	7.0
Issuance of ordinary shares	34,114,829	3.7	27.2	—	—	—	—	31.0
Issuance of share warrants	—	—	85.9	—	—	—	—	85.9
Treasury shares	—	—		—	—	—	—	—
Share-based payments	—	—	1.2	—	—	—	—	1.2
Allocation of accumulated net losses	—	—	(40.2)	—	40.2	—	—	—
Balance at June 30, 2025	136,973,697	15.4	391.5	(1.2)	(315.1)	0.9	(5.2)	86.2
Net (loss)	—	—	—	—	(33.2)	—	—	(33.2)
Other comprehensive income (loss)	—	—	—	—	—	(0.4)	(0.5)	(0.8)
Issuance of ordinary shares	1,462	—	—	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—
Treasury shares	—	—	—	0.1	—	—	—	0.1
Share-based payments	—	—	0.5	—	—	—	—	0.5
Allocation of accumulated net losses	—	—	—	—	—	—	—	—
Balance at September 30, 2025	136,975,159	15.4	392.1	(1.1)	(348.3)	0.5	(5.7)	52.9

	Ordinary shares
	Number of Shares		Amount		Additional paid-in capital		Treasury stock		Accumulated deficit		Accumulated other comprehensive income (loss)		Accumulated currency translation effect		Total Shareholders’ Equity
Balance at January 1, 2026	235,670,864		$26.9		$541.3		$(0.8)		$(393.1)		$0.5		$(5.9)		$168.8
Net (loss)	—		—		—		—		(47.6)		—		—		(47.6)
Other comprehensive income (loss)	—		—		—		—		—		(0.1)		(4.4)		(4.5)
Issuance of ordinary shares	60,371,583		7.0		16.9		—		—		—		—		23.9
Issuance of share warrants	—				65.2		—		—		—		—		65.2
Treasury shares	—		—		—		(0.2)		—		—		—		(0.2)
Share-based payments	—		—		2.3		—		—		—		—		2.3
Allocation of accumulated net losses	—		—		—		—		—		—		—		—
Balance at March 31, 2026	296,042,447		$34.0		$625.6		$(1.0)		$(440.7)		$0.4		$(10.3)		$207.9
Net (loss)	—				—		—		(50.4)		—		—		(50.4)
Other comprehensive income (loss)	—		—		—		—		—		—		(0.9)		(0.9)
Issuance of ordinary shares	19,050		—		(0.1)		—		—		—		—		(0.1)
Issuance of share warrants	—				—		—		—		—		—		—
Treasury shares	—				—		0.1		—		—		—		0.1
Share-based payments	—				3.7		—		—		—		—		3.7
Allocation of accumulated net losses	—		—		(220.8)		—		220.8		—		—		—
Balance at June 30, 2026	296,061,497		$34.0		$408.3		$(0.8)		$(270.3)		$0.5		$(11.1)		$160.4
Net (loss)	—	0	—	—	—	—	—	—	(64.5)	—	—	—	—	—	(64.5)
Other comprehensive income (loss)	—	0	—	—	—	—	—	—	—	—	0.1	—	(0.3)	—	(0.1)
Issuance of ordinary shares	18,327,310	0	2.1	—	45.9	—	—	—	—	—	—	—	—	—	48.0
Issuance of share warrants	—	0	—	—	—	—	—	—	—	—	—	—	—	—	—
Treasury shares	—	0	—	—	—	—	(0.2)	—	—	—	—	—	—	—	(0.2)
Share-based payments	—	0	—	—	5.0	—	—	—	—	—	—	—	—	—	5.0
Allocation of accumulated net losses	—	0	—	—	—	—	—	—	—	—	—	—	—	—	—
Other change in equity	0	0	—	—	—	—	—	—	—	—	—	—	(0.1)	—	—
Balance at September 30, 2026	314,388,807		$36.1		$459.2		$(1.0)		$(334.8)		$0.6		$(11.5)		$148.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1    Nature of the business and principles and accounting methods
Incorporated in 2002 under the laws of France, DBV Technologies S.A. (“DBV Technologies,” or the “Company”, “we”, or the “group”) is a late-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin. The Company’s therapeutic approach is based on epicutaneous immunotherapy (“EPIT”), a proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin.
Basis of Presentation
The condensed consolidated financial statements of the Company and its wholly-owned subsidiaries are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and are presented in U.S. dollars. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated on consolidation.
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
Use of estimates
The preparation of the Company’s condensed consolidated financial statements requires the use of estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of income and expenses during the period. The estimates and assumptions, developed based on the information available at the time of closing the accounts, particularly relate to:
•The assessment of the fair value of equity-settled share-based compensation plans granted to employees and/or executives, which is performed using actuarial models. These models require the Company to use certain calculation assumptions, such as the expected volatility of the share price and the estimated timing of achieving performance conditions over the vesting period of the share-based compensation plan;
•The evaluation of the amount of the Research Tax Credit, which is based on eligible internal and external research expenses incurred by the Company during the fiscal year. Only eligible research expenditures are included in the calculation of the Research Tax Credit;
•The recoverability of the Company’s net deferred tax assets and related valuation allowance;
•The assumptions used in the valuation of right-of-use assets & operating leases; and
•The estimate of provisions and contingencies.
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
The Company has incurred operating losses and negative cash flows from operations since inception and expects operating cash outflows to remain significant as it continues to invest in clinical development, regulatory activities, manufacturing and supply-chain readiness and preparations for the potential commercialization of VIASKIN Peanut patch, if approved. Net cash used in operating & investing activities was $159.4 million for the nine months ended September 30, 2026, compared to $86.7 million for the nine months ended September 30, 2025, reflecting the continued advancement of these activities and the expansion of the Company’s organization.
As of September 30, 2026, the Company had cash and cash equivalents of $165.7 million. During the third quarter of 2026, the Company achieved significant regulatory and financing milestones, including the submission of its BLA for VIASKIN Peanut patch in children ages 4 through 7 on September 29, 2026, for which the Company requested Priority Review, and the completion of a sale of $50.0 million in gross proceeds of ADSs under its ATM Program announced by the Company in July 2026. Following the BLA submission, management updated the Company’s operating and liquidity forecasts to reflect the potential regulatory review pathway and the anticipated timing of related clinical, regulatory, manufacturing and commercial readiness activities. The Company’s forecasts incorporate milestone-based spending assumptions designed to align the timing of certain expenditures with potential regulatory developments while continuing to advance activities necessary to support regulatory review and potential commercialization of VIASKIN Peanut patch in children ages 4 through 7, if approved. Based on its current operations, plans and assumptions, the Company estimates that its existing cash and cash equivalents will be sufficient to fund operations into the third quarter of 2027.
As such, Management has concluded that the Company's existing cash and cash equivalents are not sufficient to fund its operations for at least twelve months from the date of issuance of these interim condensed consolidated financial statements. Accordingly, substantial doubt exists about the Company's ability to continue as a going concern within twelve months after the date these condensed consolidated financial statements are issued.
The Company will require additional capital to fund its operations. Management is actively evaluating multiple financing alternatives, including, without limitation, potential additional sales under the Company’s existing ATM Program, equity transactions, warrants exercise and other alternative forms of financing. The Company’s continued advancement through the regulatory review process may provide additional financing opportunities. However, the availability, timing and terms of any additional financing will depend on regulatory developments, market conditions and investors’ interest, lenders and other counterparties, and there can be no assurance that additional financing will be available when needed, on acceptable terms or at all.
These estimates are based on the Company’s current forecasts and exclude additional expenditures related to programs other than VIASKIN Peanut patch or resulting from the potential in-licensing or acquisition of additional product candidates or technologies. The timing and amount of the Company’s future cash requirements may differ materially from current estimates depending on, among other factors, the timing and outcome of the regulatory review process, the pace of clinical development activities, manufacturing and supply-chain commitments, commercial readiness activities and foreign exchange rate fluctuations. These condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities or reported expenses that may be necessary if the Company were unable to continue as a going concern.

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
Fareva La Vallée - Manufacturing Infrastructure Agreements
The Company entered strategic manufacturing arrangements with Fareva La Vallée ("FLV") to secure dedicated manufacturing capacity for both Peanut Source Material ("PSM") and Peanut Drug Substance ("PDS"), supporting the future commercial supply chain for VIASKIN Peanut.
Peanut Source Material
On March 17, 2026, the Company entered into a Manufacturing and Supply Agreement (the “MS Agreement”) with FLV, under which FLV will manufacture and supply the VIASKIN PSM, exclusively for the Company during the MS Agreement term. The term is effective for a period of eight (8) years and can be renewed for a period of two (2) years.
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
The PSM Services Agreement includes the following services (i) construction activities, (ii) the acquisition of equipment, and (iii) the cGMP qualification of a dedicated PSM production line installed at FLV’s premises. The Company has funded capital expenditures amounting to $4.1 million (at the exchange rate of 1€ = $1.14), granting access to preferential pricing and to an exclusively dedicated PSM production line located at FLV’s facilities, while ownership of the line remains with FLV.
Peanut Drug Substance
On July 8, 2026, the Company entered into a PDS Services Agreement and Binding Commercial Term Sheet with FLV relating to the construction development, installation and qualification of a dedicated PDS manufacturing line, as well as related transfer services for technical and validation batches.
The PDS facility services are expected to be completed no later than September 30, 2027, and the transfer services no later than September 1, 2028. The Company’s commitments under the agreement include PDS facility services fees capped at $3.9 million (at the exchange rate of 1€ = $1.14), of which the Company funded $3.3 million (at the exchange rate of 1€ = $1.14). These fees, exclude certain capital expenditures directly supported by the Company, and transfer services fees are capped at $3.2 million (at the exchange rate of 1€ = $1.14). The agreement also includes binding commercial terms expected to be incorporated into a future definitive manufacturing and supply agreement.
Accounting Treatment
Management has concluded that both the PSM and PDS arrangements contain embedded leases within the scope of ASC 842, Leases, based on the following considerations:
•Identified asset: The dedicated PSM & PDS production lines are identified assets, and FLV does not have substitution rights.
•Control of use: The Company has (i) the right to obtain substantially all of the economic benefits from use of the asset, through exclusive access to the production capacity, and (ii) the right to direct the use of the asset, including decision‑making authority over relevant activities such as production volumes, scheduling, and operating methods.
In accordance with ASC 842‑10‑25‑2, the right‑of‑use assets will be recognized at the lease commencement date, defined as the date on which the production lines are made available for use following completion of cGMP qualification. At this stage, the Company has identified the embedded leases, the separation of lease and non‑lease components of the arrangements, and the reclassification of the payment related to the exclusive access right as prepaid rent under ASC 842 (Other non-current assets). Subsequent to September 30, 2026, the first commercial PSM batch was successfully manufactured by FLV and incorporated into the pre-commercial inventory. Accordingly, management expects lease commencement to occur during the fourth quarter of 2026 and amortization of the PSM right-of-use asset to begin during the fourth quarter of 2026.
Under the PSM Manufacturing and Supply Agreement, the Company is subject to minimum purchase commitments tied to the commercial supply of PSM. Specifically, if cumulative commercial orders are below 940 kilograms at the end of the 36-month period following delivery of the first commercial batch, the Company may be required to compensate FLV for the shortfall, subject to a contractual cap of $0.6 million (at the exchange rate of 1€ = $1.14). Based on management's operational forecasts as of September 30, 2026, the Company expects to meet the purchase obligations and therefore did not record any liability or accrual related to these commitments
Note 2    Significant Events and Transactions
Amendment to the Letter of intent signed with Fareva Amboise
On September 30, 2026, the Company entered into Amendment No. 1 to its June 25, 2026 Letter of Intent with Fareva Amboise concerning manufacturing readiness activities supporting the future commercial-scale manufacture of the VIASKIN Peanut patch. The planned investment is estimated at $5.5 million (at the exchange rate of 1€ = $1.14). Under the amendment, the Company's $1.1 million (at the exchange rate of 1€ = $1.14) upfront contribution to this project was modified such that payment is no longer contingent upon FDA approval of the Company's Biologics License Application. Instead, payment is contingent upon the successful completion of an independent Mock Pre-Approval Inspection, including the absence of critical findings or repeat observations and remediation of all findings by February 1, 2027.
In addition, the amendment finalized and secured the workforce expansion component of the project, including training and extended readiness activities. These personnel are dedicated to supporting industrial ramp-up, execution of the remediation plan and commercial manufacturing preparedness. The parties continue to negotiate a definitive commercial manufacturing and supply agreement. The Company expects the amended arrangement to support the timely execution of manufacturing readiness activities and further prepares the Amboise facility for future commercial production of VIASKIN® Peanut, if approved, including activities necessary to support a successful FDA pre-approval inspection.
Submission of BLA FDA for the VIASKIN® Peanut Patch in Children Aged 4-7 Years
On September 29, 2026, the Company announced the submission of a BLA to FDA seeking approval of the VIASKIN® Peanut patch for the treatment of peanut allergy in children aged 4 through 7 years. The submission is supported by data from the Phase 3 VITESSE study, a randomized, double-blind, placebo-controlled trial, which enrolled 654 children. The Company has requested Priority Review designation, which, if granted, would reduce the standard review period from ten to six months. The FDA has 60 days from the submission date to determine whether the BLA is sufficiently complete to permit substantive review, following which the Company anticipates receipt of a Prescription Drug User Fee Act (“PDUFA”) target action date. The BLA filing represents a significant regulatory milestone and an important step toward the potential commercialization of VIASKIN Peanut patch in the United States. There can be no assurance that the FDA will accept the BLA for filing, grant Priority Review, or ultimately approve the VIASKIN Peanut patch.
In connection with the BLA submission, $4.7 million of previously deferred BLA-related costs were recognized as research and development expense during the quarter.
Shelf Registration Statement, ATM Program Refresh and Sale of $50 million in gross proceeds under ATM Program
On July 27, 2026, the Company filed an automatically effective shelf registration statement on Form S-3 ASR with the SEC. The shelf registration statement permits the Company to sell, from time to time, ordinary shares, American Depositary Shares (“ADSs”) representing ordinary shares and warrants. At the time of filing the shelf registration statement, the Company also filed a prospectus supplement with the SEC authorizing the sale of up to $150.0 million of ADSs under its existing at-the-market offering program (the "ATM Program") and shelf registration statement. On August 3, 2026, the Company announced the sale of $50.0 million in gross proceeds of ADSs to RA Capital Management, L.P. under the ATM Program. In connection with this transaction, the Company issued 18,288,220 new ordinary shares, underlying 3,657,644 new ADSs, at an at-the-market price of $13.67 per ADS.
The net proceeds from the offering were recorded as an increase to shareholders' equity, net of issuance costs, in the condensed consolidated statements of financial position.
Services Agreement with Fareva La Vallée - Peanut Drug Substance
On July 8, 2026, the Company entered into a PDS Services Agreement and Binding Commercial Term Sheet with FLV relating to the construction development, installation and qualification of a dedicated PDS manufacturing line, as well as related transfer services for technical and validation batches.
Letter of intent signed with Integrated Commercialization Solutions
On June 5, 2026, the Company entered into a Letter of Intent with Integrated Commercialization Solutions, LLC ("ICS") in connection with future commercialization support and distribution services for the VIASKIN Peanut patch in the United States, if approved. Under the letter of intent, the parties agreed to undertake certain preliminary launch readiness and implementation planning activities while continuing negotiations toward a definitive commercial outsourcing services agreement. The contemplated activities include operational planning, systems readiness, distribution infrastructure preparation and other commercialization support services intended to facilitate a potential future product launch, if approved.
As of September 30, 2026, negotiations of the definitive agreement remained ongoing and no material amounts had been incurred by the Company under the letter of intent. Management expects execution of the definitive agreement by the end of 2026. Accordingly, the arrangement has no material impact on the Company's condensed consolidated financial statements as of September 30, 2026.
Manufacturing Supply Agreement (Peanut Source Material) with Fareva La Vallée
On March 17, 2026, the Company entered into the MS Agreement with FLV, under which FLV will manufacture and supply the PSM exclusively for DBV Technologies S.A. during the agreement term. The term is effective for a period of eight (8) years and can be renewed for a period of two (2) years.
March 2025 PIPE Financing
On January 16, 2026, the Company received the supplemental gross proceeds of $94.7 million (€81.0 million) resulting in the full exercise of the warrants to purchase 34,090,004 new shares at a par value of €0.10 (the “ABSA Warrants”) and of the warrants to subscribe for 1.75 shares of the Company (the “BS Warrants”) issued in the March 2025 PIPE Financing.
Administrative Proceedings
During the second quarter of 2026, the Company received notice from the French tax authorities of a routine, not-for-cause tax audit covering fiscal years 2022 through 2025. During the third quarter of 2026, the Company addressed and resolved all matters raised to date by the tax authorities. The audit remains ongoing, and the Company continues to cooperate fully with the Tax administration.

Note 3    Cash and Cash Equivalents
The following tables summarize the Cash and Cash Equivalents as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Cash	55.0	127.1
Cash Equivalents	110.7	67.1
Total Cash and Cash Equivalents	165.7	194.2

Cash and cash equivalents totaled $165.7 million and $194.2 million as of September 30, 2026 and December 31, 2025, respectively.
During the period, the Company raised capital through two equity transactions. In July 2026, the Company announced $50.0 million in gross proceeds from the sale of American Depositary Shares (ADSs) to RA Capital Management, L.P. under the At-the-Market (ATM) Program. Additionally, in January 2026, the Company received $94.7 million in gross proceeds resulting from the acceleration and full exercise of the ABSA Warrants and BS Warrants originally issued in connection with the March 2025 PIPE Financing. The proceeds from both equity transactions supported the Company's operating and investing activities during the period.
As of September 30, 2026 cash equivalents totaled $110.7 million, compared to $67.1 million as of December 31, 2025. Cash equivalents consist primarily of short-term interest-bearing deposits with original maturities of three months or less when purchased. Management considers all investments to be readily convertible into known amounts of cash and subject to an insignificant risk of changes in value. Accordingly, they are classified as cash equivalents.
The Company actively manages its liquidity by investing excess cash balances in highly liquid, low-risk instruments while maintaining sufficient flexibility to fund operating activities, clinical development programs, manufacturing and supply-chain readiness activities, and potential commercial launch preparations.
Note 4    Property, Plant & Equipment
Property and equipment, net consisted of the following:

	December 31, 2025	Currency translation effect	Increase	Decrease	September 30, 2026
Laboratory equipment	27.6	(0.9)	0.4	—	27.1
Fixture and installations	1.5	—	—	—	1.4
Computer equipment	2.0	(0.1)	0.2	—	2.2
Other property, plant and equipment	0.9	—	—	—	0.9
Property, plant, and equipment in progress	1.2	(0.1)	2.7	—	3.8
Total, gross	33.2	(1.2)	3.3	—	35.4
Accumulated depreciation of laboratory equipment	(19.6)	0.7	(1.6)	—	(20.5)
Accumulated depreciation of fixtures and installations	(0.3)	—	(0.1)	—	(0.4)
Accumulated depreciation of computer equipment	(1.6)	—	(0.1)	—	(1.7)
Accumulated depreciation of other property, plant and equipment	(1.3)	—	—	—	(1.3)
Less accumulated amortization and depreciation	(22.9)	0.8	(1.8)	—	(23.9)
Total, net	10.4	(0.4)	1.5	—	11.5
The increase in Property, Plant & Equipment for $3.3 million is driven by additions relating to ongoing Capacity expansion projects.
The depreciation and amortization expense for September 30, 2026 was $1.8 million.
Note 5    Other Current & Non Current Assets
The following tables summarize the Other Current & Non Current Assets as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Prepaid Right of Use Asset	7.4	3.9
Deposits, pledged securities and other non-current financial assets	0.9	1.3
Liquidity contract	0.4	0.6
Total Other non-current assets	8.8	5.8

Research tax credit	8.7	5.9
VAT Assets	8.8	8.7
Prepaid and deferred expenses	4.2	2.6
Other receivables	2.2	1.6
Total Other Current Assets	23.9	18.8
Prepaid Right of Use Asset
The $7.4 million included the $4.1 million prepaid rent of the dedicated PSM production line and the $3.3 million prepaid rent of the dedicated PDS production line located at Fareva La Vallée’s facilities.
The right‑of‑use assets will be recognized when the production line is made available for use following completion of cGMP qualification.
Research tax credit

Amount in millions of US dollars
Opening research tax credit receivable as of January 1, 2025	4.0
‘+ Other operating income	5.6
- Payment received	(4.3)
- Adjustment and currency translation effect	0.6
Closing research tax credit receivable as of December 31, 2025	5.9
Of which - Non-current portion	—
Of which - Current portion	5.9

Amount in millions of US dollars
Opening research tax credit receivable as of January 1, 2026	5.9
+ Other operating income	3.1
- Adjustment and currency translation effect	(0.3)
Closing research tax credit receivable as of September 30, 2026	8.7
Of which - Non-current portion	—
Of which - Current portion	8.7
In the fiscal year ended December 31, 2021, the Company recovered its Small & Medium Enterprise “SME” status under EU law, and became therefore eligible again for the immediate reimbursement of the Research Tax Credit. The Company received payment of the 2025 Research Tax Credit, of $5.6 million during the fourth quarter of 2026.
VAT Assets
Value-added tax (“VAT”) receivables primarily consisted of recoverable value-added taxes incurred on purchases and operating expenditures. The balance increased during the period, reflecting the receipt of VAT refunds from tax authorities related to previously submitted claims, partially offset by VAT generated from the Company’s ongoing operating, clinical development and commercial readiness activities.
Prepaid and deferred expenses & Other receivables
Prepaid expenses & other receivables primarily consisted of $1.7 million related to directors' and officers' liability insurance coverage for the 2026–2027 policy period and $1.4 million of receivables arising from credit notes issued by contract research organizations ("CROs").

Note 6    Lease contracts
Right of use Assets

	Real Estate		Other assets		Total
As of January 1, 2026	4.5	—	0.1	—	4.6
New right of use assets	1.9		—		1.9
Depreciation and amortization	(0.8)		(0.1)		(0.8)
Foreign exchange and other movements	(0.1)		—		(0.1)
As of September 30, 2026	5.5		—		5.5
Operating leases' liabilities
Future minimum lease payments under the Company’s operating leases’ right of use as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026			December 31, 2025
	Real Estate	Other assets	Total	Real Estate	Other assets	Total
Current portion	1.2	—	1.2	1.3	0.1	1.4
Year 2	1.8	—	1.8	1.0	—	1.0
Year 3	1.8	—	1.8	1.0	—	1.0
Thereafter	3.7	—	3.7	4.2	—	4.2
Total minimum lease payments	8.4	—	8.4	7.5	0.1	7.6
Less: Effects of discounting	(1.1)	—	(1.1)	(1.1)	—	(1.1)
Present value of lease liabilities	7.3	—	7.3	6.4	0.1	6.5
Less: current portion	(0.8)	—	(0.8)	(1.0)	(0.1)	(1.1)
Long-term lease liabilities	6.5	—	6.5	5.4	—	5.4
Weighted average remaining lease term (years)	5.67	0.01		6.95	0.19
Weighted average discount rate	5.58%	0.02%		5.02%	0.07%
During the nine months ended September 30, 2026, the Company commenced a new operating lease for office facilities in Warren, New Jersey with an initial lease term of 45 months. Upon commencement, the Company recognized $1.9 million of operating lease liabilities and corresponding right-of-use assets. The lease provides for $0.6 million of landlord incentives, including tenant improvement allowances and rent credits, which reduced the initial carrying amount of the right-of-use asset.
The Company recognizes rent expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Rent expense presented in the consolidated statement of operations and comprehensive loss was:

	September 30,
	2026	2025
Operating lease expense / (income)	1.1	0.9
Note 7    Trade Payables and Other Current Liabilities
Trade Payables

	September 30, 2026	December 31, 2025

Accounts payable	13.8	11.3
Accrued expenses	28.2	29.6
Total Trade Payables	42.0	40.9
Trade payables increased from $40.9 million as of December 31, 2025 to $42.0 million as of September 30, 2026, reflecting higher activity (COMFORT Toddlers, the BLA and launch readiness), partly offset by the settlement of the PIPE transaction costs accrued at year-end 2025.
The following table summarizes the other liabilities as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Social debt	13.2	13.7
Tax liabilities	0.6	0.6
Other debts	1.5	1.5
Total Other Current Liabilities	15.3	15.8

Other current liabilities decreased from $15.8 million as of December 31, 2025 to $15.3 million as of September 30, 2026. The decrease was primarily driven by the payment during the first half of 2026 of annual bonuses and other employee-related accruals recorded at year-end 2025. This decrease was partially offset by the accrual of current-year compensation and benefit expenses associated with continued headcount growth, to support BLA readiness activities and commercialization preparations.
Note 8    Shareholders’ equity
The share capital as of September 30, 2026 is set at the sum of €31,438,880.70 ($36,064,786.19 converted at historical rates). It is divided into 314,388,807 fully authorized, subscribed and paid-up ordinary shares with a par value of €0.10.
At the Annual General Meeting held on June 3, 2026 (the “General Meeting”), shareholders approved the allocation of the Company's accumulated deficit of $220,838,268 (€190,148,327) against additional paid-in capital (share premium).
The table below presents the changes in the share capital of the Company as of September 30, 2026 compared to December 31, 2025 at historical rate:

Amounts in millions of U.S. Dollars except share and per share data		Share capital in USD	Additional paid-in capital	Number of shares
Date	Nature of the transactions
Total Equity Balance as of December 31, 2025		26,911,786	541.3	235,670,864
02/01/2026	Capital increase by ordinary shares	1,081,489	6.9	9,226,931
02/01/2026	Capital increase by ordinary shares	361,147	(0.3)	3,081,200
06/01/2026	Capital increase by ordinary shares	1,042,823	6.6	8,907,689
06/01/2026	Capital increase by ordinary shares	1,080,197	6.9	9,226,931
09/01/2026	Capital increase by employee RSU	192	—	1,650
14/01/2026	Capital increase by ordinary shares	628,234	(0.6)	5,392,100
16/01/2026	Capital increase by employee RSU	3,427	—	29,500
22/01/2026	Capital increase by ordinary shares	337,888	(0.3)	2,886,452
22/01/2026	Capital increase by ordinary shares	48,411	—	413,553
29/01/2026	Capital increase by employee RSU	1,749	—	15,212
13/02/2026	Capital increase by ordinary shares	415,170	(0.4)	3,500,000
11/03/2026	Capital increase by ordinary shares	2,046,974	(1.8)	17,690,365
12/5/2026	Capital increase by employee RSU	47	—	400
16/05/2026	Capital increase by employee RSU	2,035	—	17,500
22/05/2026	Capital increase by employee Stock Option	133	—	1,150
11/06/2026	Retained earnings charged on share premium		(220.8)
17/07/2026	Capital increase by employee Stock Option	2,768	—	24,200
29/07/2026	Capital increase by employee RSU	167	—	1,465
3/8/2026	Capital increase by ordinary shares	2,098,619	45.8	18,288,220
26/08/2026	Capital increase by employee Stock Option	1,530	—	13,425
	Share-based payments		10.9
	Net Issuance of warrants		65.2
Total Equity Balance as of September 30, 2026		36,064,786	459.2	314,388,807
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
Derivative Instruments
The Company is exposed to increasing foreign exchange risk due to a portion of its procurement activities being conducted in the United States and invoiced in U.S. dollars, as well as through the activity of its subsidiary DBV Technologies Inc., in connection with the Company’s preparation for the potential launch of the VIASKIN Peanut patch in the United States, if approved.
This exposure has been increased by the continued depreciation of the U.S. dollar observed over the past year.
In this context, since 2025, the Company has hedged the current account of its US subsidiary through the use of financial instruments (foreign exchange swaps entered into with banking counterparties), which are linked to the subsidiary’s current account as of September 30, 2026.

The Company’s policy is not to enter into derivative transactions for speculative purposes.

(In Million of dollars)		As of September 30, 2026				As of December 31, 2025
		Notional amount	Fair value		Due date	Notional amount	Fair value		Due date
			Asset	Liabilities	<1 year		Asset	Liabilities	<1 year
Foreign exchange SWAP* Forward sale at maturity	Non-qualified derivative	0.9		—	0.9	1.8		—	1.8
*Forward sale at maturity
The Company's foreign currency swap arrangements do not qualify for hedge accounting. Accordingly, gains and losses arising from changes in fair value are recognized immediately within “Foreign exchange gains/(losses) (excluding operating activities)” in financial income (expense).
The fair value liability was nil for the nine months ended September 30, 2026, compared with a loss of $5 thousand for the year ended December 31, 2025.
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
During the nine months ended September 30, 2026, the Company granted two special performance-based stock unit awards to its Chief Executive Officer, representing an aggregate of up to 5,800,000 RSUs. The awards were granted in two tranches, consisting of 1,740,000 RSUs granted on May 5, 2026 and 4,060,000 RSUs granted on June 5, 2026. The RSUs are subject to a continued presence condition through July 1, 2028 and to performance conditions based on specified VIASKIN® Peanut regulatory milestones. The May 5, 2026 grant is linked to FDA acceptance for review of the applicable VIASKIN® Peanut BLA, with 870,000 RSUs allocated to children aged 4 to 7 years old and 870,000 RSUs allocated to the toddlers aged 1 to 3 years old, or 1,740,000 RSUs if a single BLA covering both age groups is accepted for review.
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

Changes in outstanding BSAs, stock options and RSUs during the period were as follows:

	Number of outstanding
	BSA	SO	RSUs
Balance as of December 31, 2025	107,008	14,104,578	3,608,347
Granted during the period	—	1,089,200	6,520,400
Exercised/released during the period	—	(38,775)	(51,977)
Forfeited during the period	(20,000)	(66,400)	(124,375)
Expired during the period	—	(59,500)	—
Balance as of September 30, 2026	87,008	15,029,103	9,952,395
During the nine months ended September 30, 2026, the Company granted 1.1 million SOs and 6.5 million RSUs, including CEO special grants as described above.
As a result, outstanding RSUs and SOs increased to 10.0 million and 15.0 million, respectively, as of September 30, 2026, partially offset by 90,752 exercises or releases, 210,775 forfeitures, and 59,500 expirations during the period.
Share-based payments expense reflected in the condensed consolidated statements of operations is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Research & development	SO	0.7	0.3	2.0	1.0
	RSU	0.5	0.2	1.5	0.6
Sales & marketing	SO	0.3	—	0.5	—
	RSU	0.1	—	0.2	—
General & administrative	SO	0.7	0.3	2.6	1.9
	RSU	2.7	(0.2)	4.0	—
		5.0	0.5	10.9	3.5

Note 11    Contingencies & Employee Benefits
The following tables summarize contingencies as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Current contingencies & Employee Benefits	0.3	0.2
Non-current contingencies & Employee Benefits	1.5	1.5
Total contingencies & Employee Benefits	1.9	1.7
The changes in contingencies are as follows:

	Pension retirement obligations	Other contingencies	Total
At January 1, 2026	1.5	0.2	1.7
Increases in liabilities	0.1	0.1	0.2
Actuarial gains and losses on defined-benefit plans	(0.1)	—	(0.1)
Currency translation effect	—	—	—
At September 30, 2026	1.5	0.3	1.9
Of which current	—	0.3	0.3
Of which non-current	1.5	—	1.5
The Company does not hold any plan assets related to long-term employee benefit for any of the periods presented. There have been no significant changes in assumptions for the estimation of the retirement commitments from those disclosed in Note 12 to the consolidated financial statements included in the Annual Report.
Note 12    Operating income
The following table summarizes the operating income during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research tax credit	1.6	2.8	3.1	5.0
Total	1.6	2.8	3.1	5.0
During the nine months ended September 30, 2026, the Company accrued $3.1 million of research tax credit. The tax credit income accrual reflects the expected level on a full year basis of eligible experimental activities, as the Company’s focus continues to shift from clinical development toward commercial readiness activities.
Note 13    Allocation of Personnel Expenses
The Company had an average of 179 employees during the nine months ended September 30, 2026, compared to an average of 117 employees during the nine months ended September 30, 2025.
The following table summarizes the allocation of personnel expenses by function during the nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and Development expenses	8.3	5.2	26.2	15.5
Sales & Marketing expenses	2.1	0.2	5.3	0.6
General & Administrative expenses	6.6	2.3	17.6	9.2
Total personnel expenses	17.0	7.8	49.1	25.3
The following table summarizes the allocation of personnel expenses by nature during the nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Wages and salaries	10.0	5.6	29.8	17.0
Social security contributions	2.0	1.6	8.3	4.8
Expenses for pension commitments	—	—	0.1	0.1
Share-based payments	5.0	0.5	10.9	3.5
Total	17.0	7.8	49.1	25.3

Personnel expenses for the period ended September 30, 2026, increased by $23.7 million compared to the nine months ended September 30, 2025 and by $9.3 million compared to the three months ended September 30, 2025.
The increase in personnel expenses reflected the Company's continued investment in advancing VIASKIN® Peanut toward potential commercialization. Additional financing completed during 2026 enabled further organizational expansion and commercial readiness, including third-quarter interactions with the FDA, the submission of the BLA for VIASKIN® Peanut in children ages 4 through 7 on September 29, 2026, and preparation for a potential commercial launch, if approved.
Note 14    Commitments
In the ordinary course of business, the Company enters into agreements with Contract Research Organizations ("CROs"), Contract Manufacturing Organizations ("CMOs") and strategic manufacturing partners. Certain arrangements include non-cancellable purchase commitments and minimum purchase obligations extending beyond the current reporting period. These commitments are generally not recognized in the consolidated balance sheet until the related goods or services are received, unless recognition of a liability is required under applicable U.S. GAAP, including when a loss contingency is probable and reasonably estimable.
The following table presents our material expenses commitments for future periods:

	2026	2027	2028	Thereafter	Total
	(Amounts in USD million)
Clinical development commitments (CRO agreements)	9.1	27.8	20.7	13.5	71.1
Manufacturing and supply commitments (CMO agreements)	20.7	22.7	18.4		61.7
Total contractual commitments	29.8	50.5	39.1	13.5	132.9
Clinical development commitments primarily represent remaining contractual obligations under agreements with contract research organizations and other service providers supporting the Company’s clinical programs, including amounts committed under executed change orders.
Manufacturing and supply commitments primarily represent obligations under the Company’s strategic manufacturing arrangements with Sanofi and Fareva supporting clinical, regulatory and potential commercial supply of VIASKIN® Peanut. These commitments include the Company’s arrangements with Fareva Amboise related to manufacturing readiness and dedicated production capacity, including the Letter of Intent, as amended, and the amendment to the Services Agreement covering additional production batches. They also include the PDS Services Agreement and related Binding Commercial Term Sheet with Fareva La Vallée for the establishment of dedicated PDS manufacturing capabilities and associated transfer services, as well as the Company’s other contractual manufacturing and supply obligations with Sanofi and Fareva.
Letter of Credit and Collateral
A Certificate of Deposit, for an initial amount of $0.3 million was signed in order to guarantee an American Express credit cards program in the United States.
Note 15    Relationships with Related Parties
During the nine months ended September 30, 2026, the Company identified two significant related-party transactions.
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
The compensation amounts presented below, which were awarded to the Directors and Officers of the Company totaled $13.2 million.

	Nine Months Ended September 30,
	2026	2025
Short-term benefits	6.0	5.0
Post-employment benefits	0.1	—
Share-based payments	7.2	2.0
Total	13.2	7.0
Share-based payments to directors and officers are described in Note 10 Share-Based Payments. The valuation methods are described in Note 11 to the consolidated financial statements included in the Annual Report.

Amounts payable to related parties as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Compensation	2.5	2.0
Pension obligations	0.1	0.1
Total	2.7	2.2
The parent company, DBV Technologies S.A., entered into a cash‑pooling agreement with its subsidiaries (DBV Technologies Inc., DBV Technologies Australia Pty Ltd and DBV Pharma SAS), the balance of which amounts to the following:

	September 30, 2026	December 31, 2025
Loans & Advances	0.9	1.8
Total	0.9	1.8
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
The computations for basic and diluted loss per share were as follows (in millions of U.S. Dollars except share and per share data):

	Nine Months Ended September 30,
	2026	2025
Net loss in Million of USD	(162.5)	(102.1)
Weighted average number of ordinary shares	433,484,635	124,723,638
Net loss per share attributable to ordinary shareholders, basic and diluted ($/share)	(0.37)	(0.82)
This summary also gives an overview of all exercisable instruments generated by the company either through financing or incentive programs for employees as described in Note 9.

	September 30, 2026		December 31, 2025
	Warrants	Shares *	Warrants	Shares *
Non-employee warrants	87,008	87,008	107,008	107,008
Stock-options	15,029,103	15,029,103	14,104,578	14,104,578
Restricted stock units	9,952,395	9,952,395	3,608,347	3,608,347
Prefunded warrants	100,962,751	142,647,271	137,991,871	202,972,492
PFW 2022	13,116,331	13,116,331	13,116,331	13,116,331
BSA from ABSA (March 2025 PIPE Financing)		—	15,635,172	27,361,551
PFW1 from PFW-BS-PFW (March 2025 PIPE Financing)	32,267,060	32,267,060	38,234,712	38,234,712
BS from PFW-BS-PFW (March 2025 PIPE Financing)		—	35,348,260	61,859,455
PFW2 (March 2025 PIPE Financing)	55,579,360	97,263,880	35,657,396	62,400,443
Total Shares		167,715,777		220,792,425
* The equivalent in shares
Note 17    Reportable segment disclosure

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Clinical studies	16.8	10.1	38.0	33.2
BLA & Regulatory	11.2	3.3	23.1	7.0
Medical Affairs & Other Medical	6.3	2.3	16.3	6.2
Research & Innovation	0.5	0.4	1.6	1.4
Manufacturing & Supply and Quality	12.3	12.6	32.6	35.9
Sales & Marketing	5.3	1.2	15.7	1.9
General & Administrative	14.0	7.3	39.1	21.3
Total expenses	66.3	37.1	166.4	107.0

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
Note 18    Events after the Close of the Period
The Company evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements and identified no subsequent events requiring recognition or disclosure.

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
Overview
We are a late-stage specialty biopharmaceutical company focused on changing the field of immunotherapy by developing a novel technology platform called Viaskin. Our therapeutic approach is based on epicutaneous immunotherapy, our proprietary method of delivering biologically active compounds to the immune system through intact skin using Viaskin, an epicutaneous patch (i.e., a skin patch). We have generated significant data demonstrating that Viaskin’s mechanism of action is novel and differentiated. Viaskin targets specialized antigen-presenting immune cells in the skin, called Langerhans cells, that capture the antigen that accumulates in the outer layer of the skin, and then migrate to the skin-draining lymph nodes in order to activate the immune system without passage of the antigen into the bloodstream, minimizing systemic exposure in the body. We are advancing this unique technology to treat children suffering from food allergies, for whom safety is paramount, since the introduction of the offending allergen into their bloodstream can cause severe or life-threatening allergic reactions, such as anaphylactic shock. We believe Viaskin may offer convenient, self-administered, non-invasive immunotherapy to patients, if approved.
Our most advanced product candidate is Viaskin Peanut patch, evaluated as a potential immunotherapy for children with peanut allergy in twelve clinical trials, including four Phase 2 trials and five completed Phase 3 trials. We are advancing two separate Viaskin Peanut product candidates in parallel to support two potential BLAs in two distinct age groups: one in toddlers ages one through three with the original, or square, patch, and one in children ages four through seven with the modified, or circular, patch. We submitted the BLA for Viaskin Peanut patch as a potential treatment for children 4 through 7 years old in the third quarter of 2026 and requested Priority Review. We also have an ongoing Phase 3 supplementary safety study of Viaskin Peanut patch in peanut-allergic toddlers ages one through three. We have held discussions with the FDA on how to ensure a timely review of the BLA for Viaksin Peanut for toddlers aged 1 through 3 years following the recent submission of the BLA for Viaskin Peanut for children 4 through 7 years old, including a potential rolling submission of the 1-through-3 BLA. The same review team will review both BLAs. The FDA indicated to us that a review of the BLA for Viaskin Peanut for 1 through 3 year olds initiated shortly after the review of the 4-through-7 BLA would allow the FDA to build on the learnings from its review and the efficiencies expected from the meaningful content overlap of the two BLAs. It would provide us and FDA the opportunity to align on the form, content, and best timing of the components of the submission of the BLA for Viaskin Peanut for 1 through 3 year olds, in support of an efficient review of both BLAs. We will continue the regulatory dialogue with FDA over the next few months and expect to submit the BLA for Viaskin Peanut in toddlers 1 through 3 years old in 2027, and we expect to will provide further update once the regulatory pathway for our toddler program has been finalized.
The Company has earlier-stage food allergy programs including Viaskin Milk and other autoimmune inflammatory diseases.
Recent developments
During the third quarter of 2026, we made significant progress toward the potential commercialization of VIASKIN® Peanut. Following extensive interactions with the FDA during the quarter, we submitted our BLA for VIASKIN Peanut in children ages 4 through 7 years old on September 29, 2026 and requested Priority Review.
In parallel, supported by our strengthened financial resources extended through the refresh of the ATM Program, we accelerated the build-out of our commercial capabilities and continued to advance clinical development, manufacturing and supply-chain readiness and institutional investor engagement, including preparations for FDA inspection, while progressing launch infrastructure.
We are actively working to advance launch infrastructure, including distribution and patient access capabilities to support the launch of VIASKIN Peanut patch in the United States, upon approval..
Regulatory Development
Submission of BLA FDA for the VIASKIN® Peanut Patch in Children Aged 4-7 Years
On June 29, 2026, we announced that we had ongoing detailed iterative engagement with FDA with the goal of ensuring a complete, efficient, and timely review of tour BLA for children aged 4 through 7 years, and, through this process and based on FDA review, we received valuable, actionable input from the FDA, specific to the organization, mapping, and formatting of existing data sets for the CMC and biostatistical elements of the BLA. We announced further that we would take the required time to incorporate the FDA’s feedback and that it anticipated the BLA filing to occur in the third quarter of 2026. The FDA did not request any additional data.
On September 29, 2026, we announced the submission of a BLA to FDA seeking approval of the VIASKIN Peanut patch for the treatment of peanut allergy in children aged 4 through 7 years. The submission is supported by data from the Phase 3 VITESSE study, a randomized, double-blind, placebo-controlled trial, which enrolled 654 children. We requested Priority Review, which, if granted, would reduce the standard review period from ten to six months. The FDA has 60 days from the submission date to determine whether the BLA is sufficiently complete to permit substantive review, following which we anticipate receipt of a PDUFA target action date. The BLA filing represents a significant regulatory milestone and an important step toward the potential commercialization of VIASKIN® Peanut in the United States. There can be no assurance that the FDA will accept the BLA for filing, grant Priority Review, or ultimately approve the VIASKIN® Peanut patch.

Clinical Development Update
Phase 2 THRIVE Study
On June 2, 2026, we announced that the first participant had been screened in the Phase 2 THRIVE study evaluating the efficacy and safety of the VIASKIN® Peanut patch in infants aged 6 through 12 months with peanut allergy. The study has since progressed to eight participating clinical sites and eight enrolled patients. THRIVE is a single-arm, open-label study designed to assess the ability of participants to achieve ad lib consumption of dietary peanut following 36 months of treatment with the VIASKIN® Peanut patch. We believe the THRIVE study may provide additional information regarding the potential use of the VIASKIN® Peanut patch in younger patient populations.
Financing
Shelf Registration Statement, ATM Program Refresh and Sale of $50 million in gross proceeds under ATM Program
On July 27, 2026, we filed an automatically effective shelf registration statement on Form S-3ASR with the SEC. The shelf registration statement permits us to sell, from time to time, ADSs representing ordinary shares and warrants. At the time of filing the shelf registration statement, we also filed a prospectus supplement with the SEC authorizing the sale of up to $150.0 million of ADSs under our existing ATM Program. On August 3, 2026, we announced the sale of $50.0 million in gross proceeds of ADSs to RA Capital Management, L.P. under the ATM Program. In connection with this transaction, we issued 18,288,220 new ordinary shares, underlying 3,657,644 new ADSs, at an at-the-market price of $13.67 per ADS.
March 2025 PIPE Financing
We received the supplemental gross proceeds of $94.7 million (€81 million) resulting in the full exercise of the ABSA Warrants and BS Warrants issued on our March 2025 PIPE Financing. See “Note 2: Significant Events and Transactions - March 2025 PIPE Financing” in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Manufacturing and supply-chain readiness
Amendment to the Letter of intent signed with Fareva Amboise
On September 30, 2026, the Company entered into Amendment No. 1 to its June 25, 2026 Letter of Intent with Fareva Amboise concerning manufacturing readiness activities supporting the future commercial-scale manufacture of the VIASKIN® Peanut patch. The planned investment is estimated at $5.5 million (at the exchange rate of 1€ = $1.14). Under the amendment, the Company's $1.1 million (at the exchange rate of 1€ = $1.14) upfront contribution to this project was modified such that payment is no longer contingent upon FDA approval of the Company's Biologics License Application. Instead, payment is contingent upon the successful completion of an independent Mock Pre-Approval Inspection , including the absence of critical findings or repeat observations and remediation of all findings by February 1, 2027.

In addition, the amendment finalized and secured the workforce expansion component of the project, including training and extended readiness activities. These personnel are dedicated to supporting industrial ramp-up, execution of the remediation plan and commercial manufacturing preparedness. The parties continue to negotiate a definitive commercial manufacturing and supply agreement. The Company expects the amended arrangement to support the timely execution of manufacturing readiness activities and further prepares the Amboise facility for future commercial production of VIASKIN® Peanut, if approved, including activities necessary to support a successful FDA pre-approval inspection.
Services Agreement with Fareva La Vallée - Peanut Drug Substance
On July 8, 2026, the Company entered into a PDS Services Agreement and Binding Commercial Term Sheet with FLV relating to the construction development, installation and qualification of a dedicated PDS manufacturing line, as well as related transfer services for technical and validation batches. The PDS facility services are expected to be completed no later than September 30, 2027, and the transfer services no later than September 1, 2028. The agreement also includes binding commercial terms expected to be incorporated into a future definitive manufacturing and supply agreement.
Letter of intent signed with Integrated Commercialization Solutions
On June 5, 2026, the Company entered into a Letter of Intent with Integrated Commercialization Solutions, LLC ("ICS") in connection with future commercialization support and distribution services for the VIASKIN® Peanut patch in the United States, if approved. Under the letter of intent, the parties agreed to undertake certain preliminary launch readiness and implementation planning activities while continuing negotiations toward a definitive commercial outsourcing services agreement. The contemplated activities include operational planning, systems readiness, distribution infrastructure preparation and other commercialization support services intended to facilitate a potential future product launch, if approved. Management expects execution of the definitive agreement by the end of 2026.
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
Business Trends and Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in millions of U.S. dollars, for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025	$ change	% of change
Operating income	1.6	2.8	(1.2)	(44)%
Operating expenses
Research and development expenses	(47.0)	(28.6)	(18.4)	64%
Sales and marketing expenses	(5.3)	(1.2)	(4.2)	354%
General and administrative expenses	(14.0)	(7.3)	(6.7)	93%
Total Operating expenses	(66.3)	(37.1)	(29.3)	79%
Financial income (expense)	0.6	1.1	(0.5)	(47)%
Income tax	(0.3)	—	(0.3)	—%
Net loss	(64.5)	(33.2)	(31.3)	94%

Operating Income
The following table summarizes our operating income during the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	$ change	% of change
Sales
Other income	1.6	2.8	(1.2)	(43)%
Research tax credit	1.6	2.8	(1.2)	(43)%
Other operating income
Total operating income	1.6	2.8	(1.2)	(43)%
The Company did not generate Revenue from operating activities.
Research tax credit decreased by $1.2 million for the three months ended September 30, 2026, compared to the three months ended September 30,2025. The accrual reflects the lower level of eligible research activities, as the Company’s focus continues to shift from clinical development toward commercial readiness activities.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended September 30, 2026 and 2025:

Research and Development expenses	Three Months Ended September 30,
	2026	2025	$ change	% of change
External clinical-related expenses	26.2	18.0	8.2	45%
Employee-related costs	7.2	4.8	2.4	49%
Share-based payment expenses	1.2	0.4	0.8	184%
BLA fees and other costs	7.9	1.7	6.2	371%
Pre-Commercial Inventory	4.5	3.7	0.9	24%
Total Research and Development expenses	47.0	28.6	18.4	64%
External clinical-related expenses increased by $8.2 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by accelerated patient enrollment in COMFORT Toddlers study, with the last patient randomized in August 2026, the ramp-up of expenses associated to THRIVE study, initiated in 2026, and the acceleration of BLA readiness activities to prepare BLA submission. This increase was partially offset by the completion of EPOPEX study and the resulting reduction in associated expenses, as well as lower costs related to VITESSE study after the last patient last visit double-blind placebo-controlled end of 2025.
Employee-related costs and share based payment expenses respectively increased by $2.4 million and $0.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase is consistent with the reinforcement of Medical Affairs, Quality and

Regulatory functions in the United States, representing 38 new hirings across these functions compared to September 30, 2025, to support a potential U.S. launch, if approved, and to ensure organizational readiness as the Company approaches commercialization.
Following extensive interactions with the FDA, the Company also submitted its BLA for children ages 4 through 7 on September 29, 2026 and requested Priority Review, resulting in the recognition of $4.7 million of previously deferred BLA-related costs, which accounted for the majority of $7.9 million recognized during the period.
Pre-commercial inventory expense increased by $0.9 million, or 24%, reflecting the continued build-up of potential commercial inventory as the Company advances launch readiness for VIASKIN® Peanut. Following the manufacturing ramp-up initiated in the third quarter of 2025, the Company continued to receive inventory produced essentially by its contract manufacturing organizations, to support potential commercial launch requirements. Until BLA approval is obtained, the related manufacturing costs continue to be recognized as research and development expense.
Sales and Marketing Expenses
The following table summarizes our sales and marketing expenses incurred during the three months ended September 30, 2026 and 2025:

Sales & Marketing expenses	Three Months Ended September 30,
	2026	2025	$ change	% of change
External professional services	3.1	0.5	2.6	520%
Employee-related costs	1.7	0.2	1.5	688%
Share-based payment expenses	0.4	—	0.4	2046%
Depreciation, amortization and other costs	0.2	0.4	(0.2)	(56)%
Total Sales & Marketing expenses	5.3	1.2	4.2	353%
For the fourth consecutive quarter, sales and marketing expenses have increased, rising by $4.2 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This reflects the continued execution of the Company’s commercial launch readiness strategy in the United States. The increase was primarily driven by higher personnel-related and external costs associated with the expansion of the Company’s commercial, market access and launch-support capabilities in preparation for the potential U.S. launch of VIASKIN® Peanut, if approved. This expansion included the hiring of 15 U.S.-based employees compared to September 30, 2025, across Market Access and Patient Services (5), Marketing and Market Insights (4), Sales and Commercial Operations (3), and Commercial Leadership and Transformation (3).
General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2026 and 2025:

General & Administrative expenses	Three Months Ended September 30,
	2026	2025	$ change	% of change
External professional services	4.0	2.8	1.2	44%
Employee-related costs	3.2	2.2	1.0	45%
Share-based payment expenses	3.4	0.1	3.3	4002%
Depreciation, amortization and other costs	3.4	2.2	1.2	55%
Total General & Administrative expenses	14.0	7.3	6.7	93%
General and Administrative expenses increased by $6.7 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, reflecting continued scaling of the Company’s corporate infrastructure to support BLA readiness and commercial launch preparedness. The increase was driven by $3.3 million of higher share-based compensation expense, related to new CEO grants, together with higher employee-related costs associated with 11 additional employees compared to September 30, 2025.
Other operating expenses also increased mainly driven by the extension of the New Jersey office lease, D&O insurance as well as patents and licenses expenses.
Financial Income (Expense)
Our financial income was $0.6 million for the three months ended September 30, 2026, compared to $1.1 million for the three months ended September 30, 2025, reflecting interest income generated from the investment of available cash.
Income Tax
Our income tax expense was $0.3 million for the three months ended September 30, 2026 and was 0 for the three months ended September 30, 2025.
Net Loss
Net loss was $64.5 million for the three months ended September 30, 2026, compared to $33.2 million for the three months ended September 30, 2025. Net loss per share (based on the weighted average number of shares outstanding over the period) was $0.14 and $0.24 for the three months ended September 30, 2026 and 2025, respectively.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations, derived from our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and presented in millions of U.S. dollars, for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025	$ change	% of change
Operating income	3.1	5.0	(1.8)	(37)%

Operating expenses
Research and development expenses	(111.6)	(83.8)	(27.8)	33%
Sales and marketing expenses	(15.7)	(1.9)	(13.9)	747%
General and administrative expenses	(39.1)	(21.3)	(17.7)	83%
Total Operating expenses	(166.4)	(107.0)	(59.4)	56%
Financial income (expense)	1.5	—	1.5	n.m
Income tax	(0.7)	(0.1)	(0.6)	521%
Net loss	(162.5)	(102.1)	(60.4)	59%
Operating Income
The following table summarizes our operating income during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ change	% of change
Research tax credit	3.1	5.0	(1.8)	(37)%
Total Other operating income	3.1	5.0	(1.8)	(37)%
The Company did not generate Revenue from operating activities.
This caption consists of Research Tax Credit (crédit d’impôt recherche, or CIR) that is granted to companies by the French tax authorities in order to encourage them to conduct technical and scientific researches. The Company accrued $3.1 million as of September 30, 2026. This tax credit income accrual reflects the expected level, on a full year basis of eligible experimental activities, as the Company’s focus continues to shift from clinical development toward commercial readiness activities.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ change	% of change
External clinical-related expenses	62.9	47.3	15.6	33%
Employee-related costs	22.7	14.0	8.7	62%
Share-based payment expenses	3.5	1.5	2.0	130%
BLA fees and other costs	12.3	7.1	5.3	74%
Pre-Commercial Inventory	10.2	13.9	(3.7)	(27)%
Total Research and Development expenses	111.6	83.8	27.8	33%
External clinical-related expenses increased by $15.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase primarily reflects higher clinical trial activity during the first nine month of 2026, mainly driven by accelerated patient enrollment in COMFORT Toddlers study, with the last patient randomized in August 2026, the ramp-up of expenses associated to THRIVE study, initiated in 2026, as well as the acceleration of BLA readiness activities to prepare BLA submission. This increase was partially offset by the completion of EPOPEX study and the resulting reduction in associated expenses, as well as lower costs related to VITESSE study after the last patient last visit double-blind placebo-controlled end of 2025.
Employee-related costs and share based payment expenses respectively increased by $8.7 million and $2.0 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 primarily due to reinforcement of Medical Affairs, Quality and Regulatory functions in the United States, representing 38 new hirings across these functions compared to September 30, 2025, to support a potential U.S. launch, if approved, and to ensure organizational readiness as the Company approaches commercialization.
Following extensive interactions with the FDA, the Company also submitted its BLA for children ages 4 through 7 on September 29, 2026 and requested Priority Review, resulting in the recognition of $4.7 million of previously deferred BLA-related costs, which accounted for the majority of the increase of $5.3 million compared to September 30, 2025.

Pre-commercial inventory expense decreased by $3.7 million, reflecting the significant manufacturing ramp-up undertaken in 2025 following the March 2025 PIPE financing and alignment with the FDA. During 2026, the Company maintained a more established production cadence while continuing to build potential commercial inventory and advance launch readiness for VIASKIN® Peanut. These costs continue to be recognized as research and development expense prior to BLA approval.
Sales and Marketing Expenses
The following table summarizes our sales and marketing expenses incurred during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ change	% of change
External professional services	10.0	0.8	9.3	1226%
Employee-related costs	4.5	0.5	3.9	748%
Share-based payment expenses	0.8	0.1	0.7	1345%
Depreciation, amortization and other costs	0.5	0.5	(0.1)	(12)%
Total Sales & Marketing expenses	15.7	1.9	13.9	747%
Sales and marketing expenses increased by $13.9 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by higher personnel-related and external costs associated with the expansion of the Company’s commercial, market access and launch-support capabilities in preparation for the potential U.S. launch of VIASKIN® Peanut, if approved. This expansion included the hiring of 15 U.S.-based employees compared to September 30, 2025, across Market Access and Patient Services (5), Marketing and Market Insights (4), Sales and Commercial Operations (3), and Commercial Leadership and Transformation (3).
General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2026 and 2025:

General & Administrative expenses	Nine Months Ended September 30,
	2026	2025	$ change	% of change
External professional services	10.8	6.4	4.5	70%
Employee-related costs	11.0	7.4	3.7	50%
Share-based payment expenses	6.6	1.9	4.7	252%
Depreciation, amortization and other costs	10.6	5.8	4.9	85%
Total General & Administrative expenses	39.1	21.3	17.7	83%
General and Administrative expenses increased by $17.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, reflecting continued investments in corporate infrastructure to support BLA readiness and potential commercial launch preparations.
The increase was mainly driven by $3.7 million in employee-related costs and $4.7 million in share-based payment expenses, attributable to 11 additional employees and new CEO grants. Depreciation, amortization and other costs also rose by $4.9 million primarily due to the extension of the New Jersey office lease, D&O insurance, Director fees, and patents and licenses expenses.
Financial Income (Expense)
Our financial income was $1.5 million for the nine months ended September 30, 2026, compared to nil for the nine months ended September 30, 2025. The increase primarily reflects higher interest income earned on larger average cash and investment balances following financing activities. Financial income for the 2025 comparative period was totally offset by unfavorable foreign exchange effects, which reduced the benefit of interest income earned on investments.
Income Tax
Our income tax expense was $0.7 million for the nine months ended September 30, 2026 compared to $0.1 million for the nine months ended September 30, 2025.
Net Loss
Net loss was $162.5 million for the nine months ended September 30, 2026, compared to $102.1 million for the nine months ended September 30, 2025. Net loss per share (based on the weighted average number of shares outstanding over the period) decreased from $(0.82) to $(0.37) for the nine months ended September 30, 2025 and September 30, 2026, respectively.
Liquidity and Capital Resources
Our financing strategy is to maintain financial flexibility to support regulatory and potential commercial launch activities, including working capital requirements, pre-commercial inventory build and manufacturing capacity expansion to support potential demand for VIASKIN Peanut in the United States and Europe, if approved.

Financial Condition
On September 30, 2026, the Company held $165.7 million in cash and cash equivalents compared to $194.2 million of cash and cash equivalents held on December 31, 2025. Net cash used in operating & investing activities totaled $159.4 million and $86.7 million for the periods ended September 30, 2026 and September 30, 2025, respectively. Net cash provided by financing activities totaled $137.1 million for the periods ended September 30, 2026 and $117.1 million in September 30, 2025, reflecting net proceeds from the first and second tranches of the March 2025 PIPE Financing and drawdowns under the Company's at-the-market equity program.
In addition, the Company's results of operations and financial position are subject to the effects of foreign currency fluctuations, principally between the U.S. dollar and the Euro. The Company's functional currency is the Euro, while its reporting currency is the U.S. dollar. The Company incurs operating expenses in both currencies: a significant portion of external costs, including those related to commercial activities, regulatory affairs, and clinical development, are denominated in U.S. dollars.
During the nine months ended September 30, 2026, the euro depreciated against the U.S. dollar, resulting in a $5.5 million unfavorable foreign currency translation adjustment recognized in other comprehensive loss and a $6.2 million unfavorable effect of exchange rate changes on cash and cash equivalents. The U.S. dollar has remained broadly strong against the euro during this period, driven by persistent interest rate differentials and macroeconomic uncertainty, contributing to continued EUR/USD volatility. Continued depreciation of the euro against the U.S. dollar would further reduce the U.S. dollar value of the Company's euro-denominated cash and net assets, potentially accelerating the effective utilization of its liquidity.
The Company utilizes foreign exchange swap instruments to manage a portion of this exposure, as described in Note 9 to the condensed consolidated financial statements; however, there can be no assurance that such measures will fully offset the impact of adverse currency movements on the Company's results of operations, cash flows, or financial condition.
Sources of Liquidity and Material Cash Requirements
Since its inception and through September 30, 2026, the Company has raised $1,753.7 million in aggregate equity financing to fund its research and development activities, commercial preparedness, and general corporate operations. The following table summarizes the gross proceeds received from each financing transaction through the issuance of securities:

In Million dollars	Equity capital
Before 2023	1,309.7
2023	7.8
2025	291.5
2026	144.7
Total	1,753.7

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
In March 2025, the Company completed a PIPE financing generating initial gross proceeds of $125.5 million (€116.3 million), followed by the full exercise of associated warrants in January 2026 after the announcement of positive Phase 3 VITESSE topline results, resulting in additional gross proceeds of $195.4 million (€166.7 million at 1 EUR = $1.17). Of the additional gross proceeds, $100.7 million was received as of December 31, 2025 and the remaining $94.7 million (€81.0 million at the exchange rate of 1 EUR = $1.17) was received in January 2026.
In September 2025, the Company entered into an at-the-market sales agreement (the “Sales Agreement”) with Citizens JMP Securities, LLC (“Citizens”), under which the Company may offer and sell, from time to time and at its sole discretion, ADSs through Citizens. Citizens is entitled to commissions of up to 3.0% of the gross proceeds from ADSs sold under the Sales Agreement. During the fourth quarter of 2025, the Company raised$65.0 million in gross proceeds from the sale of 4,790,552 ADSs under the Sales Agreement.

The shelf-registration statement on Form S-3 under which the Sales Agreement was established expired in April 2026, and in July 2026 the Company filed a new automatically effective shelf registration statement on Form S-3ASR, which includes a base prospectus and a sales agreement prospectus supplement refreshing the ATM Program by filing a prospectus supplement for the sale of up to $150.0 million of ADSs. During the nine months ended September 30, 2026, the Company completed the sale of $50.0 million in gross proceeds of ADSs to RA Capital Management, L.P. under the Sales Agreement. In connection with this transaction, the Company issued 18,288,220 new ordinary shares, underlying 3,657,644 new ADSs, at an at-the-market price of $13.67 per ADS. The additional capital further strengthened the Company’s financial resources as it advanced the BLA submission and continued to invest in clinical development, manufacturing readiness and preparations for the potential commercialization of VIASKIN® Peanut, if approved.
The Company also seeks to optimize the return on its available cash through short-term investments, which generate interest income while preserving liquidity for anticipated operating and strategic requirements. In addition, the Company benefits from refunds of research tax credits (crédit d’impôt recherche) available in France in connection with qualifying research and development activities.
The Company further actively manages excess liquidity through low-risk, interest-bearing investments, generating financial income while preserving flexibility to fund its operating and strategic priorities. The Company also benefits as an SME status from research tax credit (crédit d’impôt recherche) refunds in France related to qualifying research and development activities.
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

The commitment amounts are based on contractual obligations that incorporate fixed or minimum service commitments, fixed, minimum, or variable pricing mechanisms, and the anticipated timing of the related contractual activities. Future events could cause actual payments to differ from these estimates. The Company continues to monitor geopolitical and macroeconomic developments and, while such conditions may affect future operating costs, supply chains and foreign exchange markets, management does not believe they have had a material impact on the Company's condensed consolidated financial statements as of September 30, 2026.
Forward-looking
As of September 30, 2026, the Company had cash and cash equivalents of $165.7 million. During the third quarter of 2026, the Company achieved significant regulatory and financing milestones, including the submission of its BLA for VIASKIN® Peanut in children ages 4 through 7 on September 29, 2026, for which the Company requested Priority Review, and the sale of $50.0 million in gross proceeds of ADSs under its ATM Program in July 2026. Following the BLA submission, management updated the Company’s operating and liquidity forecasts to reflect the potential regulatory review pathway and the anticipated timing of related clinical, regulatory, manufacturing and commercial readiness activities. The Company’s forecasts incorporate milestone-based spending assumptions designed to align the timing of certain expenditures with potential regulatory developments while continuing to advance activities necessary to support regulatory review and potential commercialization. Based on its current operations, plans and assumptions, the Company estimates that its existing cash and cash equivalents will be sufficient to fund operations into the third quarter of 2027.

As such, Management has concluded that the Company's existing cash and cash equivalents are not sufficient to fund its operations for at least twelve months from the date of issuance of these interim condensed consolidated financial statements. Accordingly, substantial doubt exists about the Company's ability to continue as a going concern within twelve months after the date these condensed consolidated financial statements are issued.
The Company will require additional capital to fund its operations. Management is actively evaluating multiple financing alternatives, including, without limitation, potential additional sales under the Company’s existing ATM Program, equity transactions, warrants exercise and other alternative forms of financing. The Company’s continued advancement through the regulatory review process may provide additional financing opportunities. However, the availability, timing and terms of any additional financing will depend on regulatory developments, market conditions and investors’ interest, lenders and other counterparties, and there can be no assurance that additional financing will be available when needed, on acceptable terms or at all.
Smaller Reporting Company Status
We are currently a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have taken advantage of certain scaled disclosure accommodations available to smaller reporting companies in this and prior filings. However, as of June 30, 2026, the last business day of our second fiscal quarter, the market value of our voting and non-voting ordinary shares held by non-affiliates exceeded $700.0 million. As a result, based on the current SEC reporting framework, we will no longer qualify as a smaller reporting company effective January 1, 2027.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on its evaluation as of September 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that (i) the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Limitation on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The Company is not currently subject to any material legal proceedings.
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and trading price of our securities. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2026. There have been no material changes in our risk factors from those disclosed in the Annual Report except as follows:
There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.
Our unaudited condensed consolidated financial statements as of September 30, 2026 have been prepared assuming the Company will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations, existing unrestricted cash, and cash equivalents raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements included in this Quarterly Report on Form 10-Q. As of September 30, 2026, we had unrestricted cash, cash equivalents and marketable securities of $165.7 million consisting of cash and investments. Subsequent to September 30, 2026, we raised additional proceeds of approximately $50 million total gross proceeds through the Company’s ATM Program. We do not expect our existing cash and cash equivalents will be sufficient to fund our operations through the next twelve months and we will need to seek additional capital to fund our operations, working capital needs, capital expenditures and other strategic initiatives beyond that time. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.
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
•We also expect to rely on Sanofi and on FAREVA for the manufacturing of the patch and on other third-party manufacturers for the manufacturing of commercial supply of Viaskin Peanut, if approved, and any other product for which we obtain regulatory approval. Sanofi may not be able to effectively scale its manufacturing capacity of our API to meet our commercialization needs and we may be unable to establish any agreements with other third-party manufacturers or to do so on acceptable terms. Even if Sanofi is able to meet our commercialization needs or if we are able to establish agreements with other third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:reliance on the third party for regulatory compliance and quality assurance;
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

We have been informed by FAREVA Amboise (“FAREVA”), our sole contract manufacturer for Viaskin Peanut patches, that the FDA has issued warning letters to FAREVA identifying certain current Good Manufacturing Practice (“cGMP”) deficiencies, including at the FAREVA facility at which our Viaskin Peanut patches are manufactured. We are working collaboratively with FAREVA on its ongoing remediation and mitigation efforts in response to these warning letters. If FAREVA is unable to remediate these deficiencies to the FDA's satisfaction in a timely manner, or if the FDA takes further enforcement action with respect to the FAREVA Amboise facility, our ability to manufacture Viaskin Peanut patches for our clinical trials or, if approved, for commercial supply could be materially and adversely affected. Because FAREVA is currently our sole manufacturer of Viaskin Peanut patches, we do not have an alternative manufacturing source to which we could readily transition, and any interruption or restriction on manufacturing at the FAREVA Amboise facility could significantly delay our clinical development and regulatory timelines, including timing of the filing, acceptance or approval of our anticipated BLA submission for the Viaskin Peanut patch in children ages 4 through 7 years, and could have a material adverse effect on our business, results of operations, and financial condition.
Since the FDA’s warning letters, FAREVA has confirmed that it has responded to the FDA in accordance with applicable regulatory timelines and provided monthly remediation updates.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products, if approved, may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the Three Months Ended September 30,2026, none of our directors and officers (as defined in Rule16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trade arrangement” as those terms are defined in Item 408 of Regulations S-K.
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

DBV Technologies S.A. (Registrant)
Date: October 28, 2026	By:	/s/ Daniel Tassé
Daniel Tassé
Chief Executive Officer
(Principal Executive Officer)
Date: October 28, 2026	By:	/s/ Virginie Boucinha
Virginie Boucinha
Chief Financial Officer
(Principal Financial and Accounting Officer)